Form 10-Q
period 2003-01-29
HEINZ HJ FINANCE CO
filed 2003-03-13
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 29, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________

FOR THE NINE MONTHS ENDED JANUARY 29, 2003      COMMISSION FILE NUMBER 333-85064

                           H.J. HEINZ FINANCE COMPANY
             (Exact name of registrant as specified in its charter)

                    PENNSYLVANIA                                  82-0382406
          (State or other jurisdiction of                      (I.R.S. Employer
           incorporation or organization)                     Identification No.)

       600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                    15219
        (Address of Principal Executive Offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 456-5700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes       No  X
                                        __      __

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  H.J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Third Quarter Ended
                                                          ------------------------------------
                                                          January 29, 2003   January 30, 2002
                                                              FY 2003             FY 2002
                                                          ----------------   -----------------
                                                                      (Unaudited)
                                                                     (in thousands)
Sales...................................................      $798,229           $805,616
Cost of products sold...................................       506,186            512,070
                                                              --------           --------
Gross profit............................................       292,043            293,546
Selling, general and administrative expenses............       136,973            144,813
Royalty expense to related parties......................        37,429             41,055
                                                              --------           --------
Operating income........................................       117,641            107,678
Interest income.........................................         6,112              7,496
Interest expense........................................        39,888             34,981
Dividends from related parties..........................        31,482             30,799
Currency (loss)/gain....................................       (30,787)             7,628
Other expenses, net.....................................        44,311              2,577
                                                              --------           --------
Income from continuing operations before income taxes
  and minority interest.................................        40,249            116,043
(Benefit)/provision for income taxes....................        (2,080)            21,540
                                                              --------           --------
Income from continuing operations before minority
  interest..............................................        42,329             94,503
Minority interest.......................................       (45,201)           (57,387)
                                                              --------           --------
(Loss)/income from continuing operations................        (2,872)            37,116
Loss from discontinued operations, net of tax...........        (9,909)            (8,485)
                                                              --------           --------
Net (loss)/income.......................................      $(12,781)          $ 28,631
                                                              ========           ========

           See notes to condensed consolidated financial statements.

                  H.J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Nine Months Ended
                                                           -----------------------------------
                                                           January 29, 2003   January 30, 2002
                                                               FY 2003            FY 2002
                                                           ----------------   ----------------
                                                                       (Unaudited)
                                                                     (in thousands)
Sales....................................................     $2,309,321         $1,945,185
Cost of products sold....................................      1,457,861          1,233,438
                                                              ----------         ----------
Gross profit.............................................        851,460            711,747
Selling, general and administrative expenses.............        409,137            318,897
Royalty expense to related parties.......................        112,010             97,297
                                                              ----------         ----------
Operating income.........................................        330,313            295,553
Interest income..........................................         19,925             29,177
Interest expense.........................................        108,731            110,167
Dividends from related parties...........................         93,078             99,923
Currency (loss) / gain...................................        (54,404)             6,290
Other expenses, net......................................         54,809             10,127
                                                              ----------         ----------
Income from continuing operations before income taxes and
  minority interest......................................        225,372            310,649
Provision for income taxes...............................         18,988             49,644
                                                              ----------         ----------
Income from continuing operations before minority
  interest...............................................        206,384            261,005
Minority interest........................................       (172,402)          (175,111)
                                                              ----------         ----------
Income from continuing operations........................         33,982             85,894
Loss from discontinued operations, net of tax............        (23,313)           (25,396)
                                                              ----------         ----------
Net income...............................................     $   10,669         $   60,498
                                                              ==========         ==========

           See notes to condensed consolidated financial statements.

                  H.J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             January 29, 2003    May 1, 2002*
                                                                 FY 2003           FY 2002
                                                             ----------------    ------------
                                                               (Unaudited)
                                                                      (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents................................     $  392,747        $    6,464
  Receivables, net.........................................        420,963           524,136
  Due from related parties.................................         18,552            44,660
  Short-term notes receivable from related parties.........        918,549           921,014
  Inventories..............................................        469,909           424,199
  Prepaid expenses and other current assets................         99,728            45,363
  Current assets of discontinued operations................             --           539,284
                                                                ----------        ----------
     Total current assets..................................      2,320,448         2,505,120
Property, plant and equipment..............................      1,136,738         1,131,818
Less accumulated depreciation..............................        490,158           454,493
                                                                ----------        ----------
     Total property, plant and equipment, net..............        646,580           677,325
Long-term notes receivable from related parties............         35,000            35,000
Investments in related parties.............................      1,895,245         1,895,245
Intangible assets, net.....................................      1,268,700         1,267,032
Other non-current assets...................................        442,107           239,152
Non-current assets of discontinued operations..............             --           865,575
                                                                ----------        ----------
     Total other non-current assets........................      3,641,052         4,302,004
                                                                ----------        ----------
     Total assets..........................................     $6,608,080        $7,484,449
                                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt with related parties.....................     $  585,807        $  132,164
  Portion of long-term debt due within one year............        251,560           451,350
  Accounts payable.........................................        241,458           242,155
  Accounts payable to related parties......................         92,058           121,945
  Accrued interest.........................................         71,218            79,442
  Accrued marketing........................................         60,353            37,047
  Other accrued liabilities................................         57,567            87,093
  Current liabilities of discontinued operations...........             --            68,335
                                                                ----------        ----------
     Total current liabilities.............................      1,360,021         1,219,531
Long-term debt.............................................      3,903,295         3,935,925
Deferred income taxes......................................         20,264            19,780
Other liabilities..........................................          6,732            14,251
Non-current liabilities of discontinued operations.........             --            25,559
                                                                ----------        ----------
     Total long-term debt and other liabilities............      3,930,291         3,995,515
Minority interest..........................................        810,403         1,758,476
Mandatorily Redeemable Series A Preferred shares...........        325,000           325,000
Shareholders' equity:
  Common stock.............................................             11                11
  Additional capital.......................................        128,050           128,050
  Retained earnings........................................         53,529            58,035
  Accumulated other comprehensive gain/(loss)..............            775              (169)
                                                                ----------        ----------
     Total shareholders' equity............................        182,365           185,927
                                                                ----------        ----------
     Total liabilities and shareholders' equity............     $6,608,080        $7,484,449
                                                                ==========        ==========

---------------
* Summarized from audited Fiscal Year 2002 balance sheet.

           See notes to condensed consolidated financial statements.

                  H.J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                          ------------------------------------
                                                          January 29, 2003    January 30, 2002
                                                              FY 2003             FY 2002
                                                          ----------------    ----------------
                                                                      (Unaudited)
                                                                     (in thousands)
Cash Flows from Operating Activities:
  Net income............................................     $   10,669          $   60,498
  Adjustments to reconcile net income to cash provided
     by operating activities:
     Depreciation.......................................         56,160              48,260
     Amortization.......................................          9,198              28,038
     Deferred tax provision.............................         16,120               7,496
     Minority interest..................................        270,420             285,726
     Currency loss/(gain)...............................         54,404              (6,290)
     Other items, net...................................          9,402               9,619
     Changes in current assets and liabilities,
       excluding effects of acquisitions and
       divestitures:
       Receivables......................................        203,106            (166,565)
       Inventories......................................        (33,085)           (546,445)
       Due from/to related parties......................         62,648             102,204
       Prepaid expenses and other current assets........        (88,023)           (102,225)
       Accounts payable.................................         30,227             (59,866)
       Accrued liabilities..............................          7,096             (47,391)
       Income taxes.....................................        (16,311)             (1,648)
                                                             ----------          ----------

Cash provided by (used for) operating activities........        592,031            (388,589)
                                                             ----------          ----------
Cash Flows from Investing Activities:
  Capital expenditures..................................        (46,561)            (51,888)
  Acquisitions, net of cash acquired....................             --            (777,718)
  Other items, net......................................          5,046             (11,349)
                                                             ----------          ----------
     Cash used for investing activities.................        (41,515)           (840,955)
                                                             ----------          ----------
Cash Flows from Financing Activities:
  Payments on long-term debt............................       (401,214)             (9,179)
  Proceeds from long-term debt..........................             --             751,059
  Proceeds received from Heinz related to the spin-off,
     net................................................      1,062,143                  --
  (Payments)/proceeds from commercial paper, net........        (89,142)          1,122,963
  Payments on short-term borrowings with related
     parties, net.......................................       (667,512)           (852,832)
  Distributions to Class A partners.....................        (56,412)            (96,835)
  Dividends on preferred shares.........................        (15,175)            (10,622)
  Proceeds from mandatorily redeemable Series A
     preferred shares...................................             --             325,000
  Other items, net......................................          2,619                (548)
                                                             ----------          ----------
     Cash (used for) provided by financing activities...       (164,693)          1,229,006
                                                             ----------          ----------
Net increase/(decrease) in cash and cash equivalents....        385,823                (538)
Cash and cash equivalents, beginning of period..........          6,924              10,127
                                                             ----------          ----------
Cash and cash equivalents, end of period................     $  392,747          $    9,589
                                                             ==========          ==========
Supplemental cash flow information:
  Noncash activities:
     Net assets spun-off................................      1,134,873                  --
                                                             ==========          ==========

           See notes to condensed consolidated financial statements.

                  H.J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     On May 3, 2001, H.J. Heinz Company ("Heinz") reorganized its U.S. corporate structure and established centers of excellence for the management of U.S. trademarks and for U.S. treasury functions. As a result, all of the U.S. treasury and business operations of Heinz's domestic operations ("the U.S. Group") are now being conducted by H.J. Heinz Finance Company and its wholly-owned subsidiaries, and H.J. Heinz Company, L.P. ("Heinz LP") collectively referred to as "Heinz Finance" in the accompanying notes. H.J. Heinz Finance Company has limited partnership interests in Heinz LP. As part of the reorganization, substantially all assets and liabilities of the U.S. Group, except for finished goods inventories, which were retained by Heinz, were contributed to Heinz LP by Heinz. In addition, certain assets and liabilities that related to the U.S. Group were assumed by Heinz Finance during Fiscal 2002. H.J. Heinz Finance Company assumed primary liability for approximately $2.9 billion of Heinz's outstanding senior unsecured debt and accrued interest by becoming co-obligor with Heinz.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States which were contributed by Heinz and its subsidiaries, together with other assets and liabilities, to Heinz LP and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H.J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz, directly and through wholly-owned subsidiaries, owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of the U.S. Group. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the January 29, 2003 and May 1, 2002 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     The interim condensed consolidated financial statements of Heinz Finance are unaudited. In the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the business of Heinz Finance. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2003 presentation. These statements should be read in conjunction with Heinz Finance's consolidated and combined financial statements and related notes which appear in Heinz's Form 10-K for the year ended May 1, 2002.

     For all Heinz financial reporting and disclosure purposes, H.J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are shown as minority interest in the Heinz consolidated financial statements.

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses, all of which were owned by Heinz Finance, and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In accordance with generally accepted accounting principles, the operating results and net assets related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income and condensed consolidated balance sheets. The net assets of discontinued operations owned by Heinz Finance were distributed to Heinz which reduced Heinz's Class A interest in Heinz LP thus reducing Heinz Finance's minority interest balance on the condensed consolidated balance sheet. In connection with this distribution, the terms of the Heinz LP agreement were amended such that the Class B partners will now receive an improved economic interest in the partnership by giving them a higher priority with respect to distributions and an increased share in residual income.

     The discontinued operations generated sales of $248.7 million and $400.8 million and a net loss of $9.9 million (net of $6.1 million of a tax benefit) and $8.5 million (net of $4.4 million of a tax benefit) for the three months ended January 29, 2003 and January 30, 2002, respectively. The discontinued operations generated sales of $1,052.6 million and $878.6 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) and $25.4 million (net of $13.8 million of a tax benefit) for the nine months ended January 29, 2003 and January 30, 2002, respectively.

     Net assets related to discontinued operations of $1,311.0 million are reported on the May 1, 2002 condensed consolidated balance sheet. These net assets consist of the following:

                                                                May 1,
(in thousands)                                                   2002
--------------                                                ----------
Receivables.................................................  $  208,578
Inventories.................................................     286,068
Property, plant and equipment, net..........................     177,611
Intangibles.................................................     659,558
Other.......................................................      73,044
                                                              ----------
     Total assets...........................................   1,404,859
                                                              ----------
Accounts payable............................................      14,217
Other accrued liabilities...................................      54,118
Other long-term liabilities.................................      25,559
                                                              ----------
     Total liabilities......................................      93,894
                                                              ----------
     Net assets.............................................  $1,310,965
                                                              ==========

     During the three and nine months ended January 29, 2003, Heinz Finance recognized transaction related costs and costs related to the early retirement of debt totaling $41.2 million pretax and $43.1 million pretax, respectively. In addition, during the three months and nine months ended January 29, 2003, Heinz Management Company recognized transaction related costs and costs to reduce overhead of the remaining core businesses totaling $7.5 million and $17.3 million pretax, respectively. These costs were then charged to Heinz Finance through the management fee charged to Heinz Finance by Heinz Management Company for all salaried employee costs.

(3)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                            January 29,     May 1,
(in thousands)                                                 2003          2002
--------------                                              -----------    --------
Finished goods and work-in-process........................   $324,948      $316,837
Packaging material and ingredients........................    144,961       107,362
                                                             --------      --------
                                                             $469,909      $424,199
                                                             ========      ========

(4)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The low effective tax rate for Heinz Finance is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax.

(5)  RESTRUCTURING

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline" which included an organizational restructuring aimed at reducing overhead costs and the consolidation of Heinz Finance's canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at Heinz Finance's Terminal Island, California facility).

     During the first nine months of Fiscal 2003, Heinz Finance utilized $1.0 million of severance and exit cost accruals, principally related to its overhead reduction plan. In addition, as a result of the Merger, a $3.4 million restructuring liability related to ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte in the third quarter of Fiscal 2003. Heinz Finance's accrued restructuring cost balance related to Streamline was zero as of January 29, 2003.

(6)  RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this Standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This Standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003.

     Heinz Finance completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003. No impairment issues were identified as a result of completing these transitional impairment tests. Based upon current and forecasted operating results, Heinz Finance does not anticipate any goodwill impairment charges in the near term.

     The effects of adopting the new standards on net income are as follows:

                                                         Net Income
                                    -----------------------------------------------------
                                          Third Quarter                Nine Months
                                              Ended                       Ended
                                    -------------------------   -------------------------
                                    January 29,   January 30,   January 29,   January 30,
(in thousands)                         2003          2002          2003          2002
--------------                      -----------   -----------   -----------   -----------
Net (loss)/income.................   $(12,781)      $28,631      $ 10,669       $60,498
Add: Goodwill amortization, net of
  tax and minority interest.......         --           266            --           807
                                     --------       -------      --------       -------
Net income excluding goodwill
  amortization....................   $(12,781)      $28,897      $ 10,669       $61,305
                                     ========       =======      ========       =======

     Income from continuing operations for the quarter and nine months ended January 30, 2002 would have been $37.2 million and $86.3 million, respectively, and net income for Fiscal 2002 would have been $110.1 million had the provisions of the new standards been applied as of May 3, 2001.

     Changes in the carrying amount of goodwill for the nine months ended January 29, 2003 by reportable segment are as follows:

                                                    Heinz
                                                    North       U.S.
(in thousands)                                     America     Frozen      Total
--------------                                     --------   --------   ----------
Balance at May 1, 2002...........................  $530,722   $470,381   $1,001,103
Purchase accounting
  reclassifications..............................     1,580      5,287        6,867
Other............................................     1,190         11        1,201
                                                   --------   --------   ----------
Balance at January 29, 2003......................  $533,492   $475,679   $1,009,171
                                                   ========   ========   ==========

     Trademarks and other intangible assets at January 29, 2003 and May 1, 2002, subject to amortization expense, are as follows:

                                January 29, 2003                       May 1, 2002
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (1,746)    $ 37,357   $ 39,103    $    (835)    $ 38,268
Licenses.............   208,186     (111,146)      97,040    208,186     (106,730)     101,456
Other................    75,907      (41,900)      34,007     74,786      (39,681)      35,105
                       --------    ---------     --------   --------    ---------     --------
                       $323,196    $(154,792)    $168,404   $322,075    $(147,246)    $174,829
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $2.1 million and $7.5 million for the quarter and nine months ended January 29, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 29, 2003, amortization expense for each of the next five years is estimated to be approximately $10.0 million.

     Intangible assets not subject to amortization at January 29, 2003 and May 1, 2002, were $91.1 million and consisted solely of trademarks.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on Heinz Finance's financial position, results of operations or cash flows for the quarter and nine months ended January 29, 2003.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Heinz Finance will apply the provisions of SFAS No. 146 to all exit or disposal activities that are initiated after December 31, 2002.

(7)  RECENTLY ISSUED ACCOUNTING STANDARDS

     During the third quarter of Fiscal 2003, Heinz Finance adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 are effective as of January 29, 2003. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Heinz Finance has not issued or modified any material guarantees since December 31, 2002.

(8)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are charged to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $82.5 million and $87.8 million for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $250.7 million and $252.6 million for the nine months ended January 29, 2003 and January 30, 2002, respectively. These costs are recorded as cost of products sold and selling, general and administrative ("SG&A") expense in the accompanying consolidated statements of income.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations, were $17.6 million and $13.1 million for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $53.9 million and $45.8 million for the nine months ended January 29, 2003 and January 30, 2002, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the plans.

     Cash Management

     Beginning in Fiscal 2002, Heinz Finance became the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, in Fiscal 2003, Heinz Finance entered into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz, for a total of $504.5 million as of January 29, 2003. These two events resulted in the $332.7 million and $788.9 million of net short-term notes receivable with related parties as of January 29, 2003 and May 1, 2002, respectively. An average interest rate of 1.74% and 3.21% was charged on these notes resulting in $2.1 million and $6.9 million of net interest income for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $10.8 million and $27.5 million of net interest income for the nine months ended January 29, 2003 and January 30, 2002, respectively.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The result of related party transactions is the $18.6 million and $44.7 million balances due from related parties as of January 29, 2003 and May 1, 2002, respectively, and the $92.1 million and $121.9 million balances for accounts payable to related parties as of January 29, 2003 and May 1,

     2002, respectively. Product sales to related parties were $14.8 million and $10.1 million for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $34.8 million and $26.3 million in the nine months ended January 29, 2003 and January 30, 2002, respectively, and purchases from related parties were $5.6 million and $2.2 million for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $20.3 million and $10.5 million in the nine months ended January 29, 2003 and January 30, 2002, respectively.

     Other Related Party Items

     In Fiscal 2002, Heinz Finance sold undivided interests in certain accounts receivable to a fully consolidated subsidiary of Heinz, Receivables Servicing Company ("RSC"). Heinz Finance sold $619.2 million of receivables net of discount expense of $2.8 million for the year ended May 1, 2002, to RSC. These sales were reflected as reductions of trade accounts receivable. Heinz Finance's contract with RSC terminated in December 2001.

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $31.5 million and $30.8 million for the quarter ended January 29, 2003 and January 30, 2002, respectively and $93.1 million and $99.9 million for the nine months ended January 29, 2003, and January 30, 2002, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of January 29, 2003 and May 1, 2002.

     Heinz Finance paid royalties of $37.4 million and $41.1 million for the quarter ended January 29, 2003 and January 30, 2002, respectively, and $112.0 million and $97.3 million for the nine months ended January 29, 2003 and January 30, 2002, respectively, to Promark International, Inc. and Promark Brands, Inc., indirect subsidiaries of Heinz, for the use of certain trademarks.

     The $35.0 million long-term note receivable from related parties recorded on the accompanying condensed consolidated balance sheets as of January 29, 2003 and May 1, 2002, relates to a receivable from Heinz that was contributed to Heinz Finance in exchange for common stock of Heinz Finance.

     Heinz Finance received an administrative fee from Heinz for acting as the agent in the sale of the retained inventory discussed in Note (1). This fee was $0 for the quarter ended January 30, 2002 and $4.9 million for the nine months ended January 30, 2002, which is recorded as income in SG&A expense in the accompanying consolidated statement of income.

(9) SEGMENTS

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management. The Heinz North America segment now includes only those businesses that were retained by Heinz Finance following the Del Monte transaction. Prior periods have been restated to conform with the current presentation.

     Descriptions of Heinz Finance's reportable segments are as follows:

     - Heinz North America -- This segment manufactures, markets and sells ketchup, condiments, sauces and pasta meals to the U.S. grocery and foodservice channels.

     - U.S. Frozen -- This segment manufactures, markets and sells frozen potatoes, entrees, snacks and appetizers.

     Heinz Finance's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income. Intersegment sales are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by Heinz Finance's management.

     The following table presents information about Heinz Finance's reportable segments:

                                                       Net External Sales
                            -------------------------------------------------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
(in thousands)                  FY 2003            FY 2002            FY 2003            FY 2002
--------------              ----------------   ----------------   ----------------   ----------------
Heinz North America.......     $  502,122         $  493,112         $1,447,179         $1,234,141
U.S. Frozen...............        296,107            312,504            862,142            711,044
                               ----------         ----------         ----------         ----------
  Consolidated totals.....     $  798,229         $  805,616         $2,309,321         $1,945,185
                               ==========         ==========         ==========         ==========

                                                       Intersegment Sales
                            -------------------------------------------------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
(in thousands)                  FY 2003            FY 2002            FY 2003            FY 2002
--------------              ----------------   ----------------   ----------------   ----------------
Heinz North America.......        $38                $ 44               $137               $155
U.S. Frozen...............          6                  --                 23                 17
                                  ---                ----               ----               ----
  Consolidated totals.....        $44                $ 44               $160               $172
                                  ===                ====               ====               ====

                                                     Operating Income (Loss)
                            -------------------------------------------------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 29, 2003   January 30, 2002   January 29, 2003   January 30, 2002
(in thousands)                  FY 2003            FY 2002            FY 2003            FY 2002
--------------              ----------------   ----------------   ----------------   ----------------
Heinz North America.......      $ 80,196           $ 69,230           $204,884           $193,255
U.S. Frozen...............        37,741             40,837            126,969            104,333
Non-Operating(a)..........          (296)            (2,389)            (1,540)            (2,035)
                                --------           --------           --------           --------
  Consolidated totals.....      $117,641           $107,678           $330,313           $295,553
                                ========           ========           ========           ========

     --------------------

     (a) Includes charges not directly attributable to operating segments.

(10) COMPREHENSIVE INCOME

                                                 Third Quarter Ended          Nine Months Ended
                                              -------------------------   -------------------------
                                              January 29,   January 30,   January 29,   January 30,
                                                 2003          2002          2003          2002
(in thousands)                                  FY 2003       FY 2002       FY 2003       FY 2002
--------------                                -----------   -----------   -----------   -----------
Net (loss)/income...........................   $(12,781)      $28,631      $ 10,669       $60,498
Other comprehensive income:
  Net deferred gains/(losses) on derivatives
    from periodic revaluations..............     12,416          (935)       30,227            51
  Net deferred (gains) on derivatives
    reclassified to earnings/spun off.......    (14,409)         (133)      (29,283)         (109)
                                               --------       -------      --------       -------
Comprehensive (loss)/income.................   $(14,774)      $27,563      $ 11,613       $60,440
                                               ========       =======      ========       =======

(11) FINANCIAL INSTRUMENTS

     Heinz Finance utilizes certain financial instruments to manage its commodity price and interest rate exposures.

     FOREIGN CURRENCY HEDGING: Heinz Finance may hedge specific foreign currency cash flows associated with foreign-currency-denominated financial assets and liabilities. These hedges are accounted for as cash flow hedges.

     COMMODITY PRICE HEDGING: Heinz Finance uses commodity futures, swaps and options in order to reduce price risk associated with anticipated purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Hedges of anticipated commodity purchases which meet the criteria for hedge accounting are designated as cash flow hedges.

     INTEREST RATE HEDGING: Heinz Finance uses interest rate swaps to manage interest rate exposure. These derivatives are designated as cash flow hedges or fair value hedges depending on the nature of the particular risk being hedged.

     HEDGE INEFFECTIVENESS: During the nine months ended January 29, 2003, hedge ineffectiveness related to cash flow hedges was a net gain of $0.1 million which is reported in the consolidated statements of income as other expenses, net.

     DEFERRED HEDGING GAINS AND LOSSES: As of January 29, 2003, Heinz Finance is hedging forecasted transactions for periods not exceeding 12 months, and expects $0.8 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings within that time frame.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses, all of which were owned by Heinz Finance, and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In connection with the Del Monte transaction, Heinz Finance received $1.06 billion in cash from Heinz. The cash was used to fund:

     - The retirement of maturing long-term debt ($200 million);

     - The early retirement of long-term debt ($240 million, which includes the cost of early retirement);

     - The retirement of long-term debt maturing shortly after the end of Heinz Finance's fiscal third quarter ($250 million);

     - The remaining cash was lent to Heinz for use in operations ($230 million).

     The balance of the cash was invested pending further debt reduction activities and the payment of additional transaction related expenses.

     In accordance with generally accepted accounting principles, the operating results and net assets related to these businesses spun off to Del Monte have been included in discontinued operations in Heinz Finance's consolidated statements of income and condensed consolidated balance sheets. The net assets of discontinued operations owned by Heinz Finance were distributed to Heinz which reduced Heinz's Class A interest in Heinz LP thus reducing Heinz Finance's minority interest balance on the condensed consolidated balance sheet. In connection with this distribution, the terms of the Heinz LP agreement were amended such that the Class B partners will now receive an improved economic interest in the partnership by giving them a higher priority with respect to distributions and an increased share in residual income.

     The discontinued operations generated sales of $248.7 million and $400.8 million and a net loss of $9.9 million (net of $6.1 million of a tax benefit) and $8.5 million (net of $4.4 million of a tax benefit) for the three months ended January 29, 2003 and January 30, 2002, respectively. The discontinued operations generated sales of $1,052.6 million and $878.6 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) and $25.4 million (net of $13.8 million of a tax benefit) for the nine months ended January 29, 2003 and January 30, 2002, respectively.

STREAMLINE

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline." This initiative included an organizational restructuring aimed at reducing overhead costs and the consolidation of Heinz Finance's canned pet food production to Bloomsburg, Pennsylvania (which resulted in ceasing canned pet food production at the company's Terminal Island, California facility).

RECENTLY ADOPTED ACCOUNTING STANDARDS

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. Net income from continuing operations for the quarter and nine months ended January 30, 2002 would have been $37.2 million and $86.3 million, respectively, had the provisions of the new standards been applied as of May 3, 2001.

     During the first half of Fiscal 2003, Heinz Finance completed its transitional impairment review and no impairment issues were identified as a result of completing this review.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on Heinz Finance's financial position, results of operations or cash flows.

     In June 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Heinz Finance will apply the provisions of SFAS No. 146 to all disposal activities that are initiated after December 31, 2002.

            THREE MONTHS ENDED JANUARY 29, 2003 AND JANUARY 30, 2002

RESULTS OF CONTINUING OPERATIONS

     For the three months ended January 29, 2003, sales decreased $7.4 million, or 0.9%, to $798.2 million. Sales were favorably impacted by acquisitions (1.3%.) The favorable impact of acquisitions is primarily related to prior year acquisitions in the Heinz North America segment. Sales were also positively impacted by favorable volumes of 0.6%. Pricing reduced sales 2.2% and divestitures reduced sales 0.6%.

     Gross profit decreased $1.5 million, or 0.5%, to $292.0 million; however the gross profit margin increased slightly to 36.6% from 36.4%. Selling General and Administrative ("SG&A") expenses decreased $7.8 million, or 5.4%, to $137.0 million and decreased as a percentage of sales to 17.2% from 18.0%. This decrease is primarily related to reduced marketing spend in the North America segment. Operating income increased $10.0 million, or 9.3%, to $117.6 million and increased as a percentage of sales to 14.7% from 13.4% primarily related to the reduction in marketing expense.

     Net interest expense increased $6.3 million to $33.8 million, driven primarily by increased short-term debt balances to related parties. During the current period, there was a non-cash currency loss of $30.8 million compared to a non-cash gain of $7.6 million in the prior period related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this market-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. Other expense increased $41.7 million to $44.3 million from $2.6 million last year. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt. The effective tax rate for the current quarter was (5.2)% compared to 18.6% last year. This decrease in the effective tax rate is due primarily to the larger proportion that current quarter nontaxable minority interest bears to total Heinz Finance current quarter income before tax.

     Net (loss)/income from continuing operations in the current quarter was ($2.9) million compared to $37.1 million last year.

                     OPERATING RESULTS BY BUSINESS SEGMENT

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $9.0 million, or 1.8%. Acquisitions, net of divestitures, increased sales by 2.3%, due to the prior year acquisition of Royal American Foods frozen desserts. Lower pricing decreased sales 1.3% primarily related to portion control. Sales volume increased 0.9% due primarily to increases in retail ketchup partially offset by decreases in foodservice ketchup.

     Gross profit increased $2.2 million, or 1.2% to $187.6 million due primarily to reduced amortization expense on intangible assets. Operating income increased $11.0 million, or 15.8% to $80.2 million due primarily to the change in gross profit and reduced marketing expense.

U.S. FROZEN

     U.S. Frozen's sales decreased $16.4 million, or 5.2%. Sales volume increased 0.1% due to the finished goods inventories which were retained by Heinz and the significant increase in SmartOnes frozen entrees offset by a reduction in appetizers and Boston Market HomeStyle side dishes and meals. Lower pricing decreased sales 3.5%, primarily due to increased trade promotions related to appetizers and Boston Market HomeStyle meals. Divestitures reduced sales 1.9%.

     Gross profit decreased $5.8 million or 5.3% primarily due to price decreases offset by the effects of the inventories retained by Heinz and the gross profit margin was consistent with prior year. Operating income decreased $3.1 million, or 7.6%, to $37.7 million primarily due to the change in gross profit and increased marketing expenses, partially offset by a significant reduction in General and Administrative ("G&A") expenses due to realized synergies related to prior year acquisitions.

            NINE MONTHS ENDED JANUARY 29, 2003 AND JANUARY 30, 2002

RESULTS OF CONTINUING OPERATIONS

     For the nine months ended January 29, 2003, sales increased $364.1 million, or 18.7%, to $2.31 billion from $1.95 billion last year. Sales were favorably impacted by acquisitions (6.2%) and volumes (13.3%). The volume increase primarily is a result of the finished goods inventories which were not contributed to Heinz Finance on May 3, 2001 ($286.4 million). Sales were negatively impacted by pricing (0.3%) and divestitures (0.5%).

     Gross profit increased $139.7 million, or 19.6%, to $851.5 million and the gross profit margin increased slightly to 36.9% from 36.6%. This increase is due to the finished goods inventories which were retained by Heinz and the benefit of reduced amortization of intangible assets of approximately $12.3 million. The increase in gross profit margin was driven by the U.S. Frozen segment.

     SG&A increased $90.2 million, or 28.3%, to $409.1 million and increased as a percentage of sales to 17.7% from 16.4%. The increase is primarily due to the finished goods inventories which were retained by Heinz as well as increased Selling and Distribution ("S&D") and marketing spend across both segments and increased G&A expenses in the Heinz North America segment.

     Operating income increased $34.8 million, or 11.8%, to $330.3 million and decreased as a percentage of sales to 14.3% from 15.2%.

     Net interest expense increased $7.8 million to $88.8 million, driven primarily by increased short-term debt balances to related parties partially offset by lower interest rates over the past year and interest earned on cash received from the Del Monte. During the current period, there was a non-cash currency loss of $54.4 million compared to a non-cash gain of $6.3 million in the prior year related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this market-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. Other expense increased $44.7 million to $54.8 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt. The effective tax rate for the nine months ended January 29, 2003 was 8.4% compared to 16.0% last year. This decrease in the effective tax rate is due primarily to the larger proportion that nine month's nontaxable minority interest bears to total Heinz Finance nine month's income before tax. Net income for the current nine months was $34.0 million compared to $85.9 million last year.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $213.0 million, or 17.3%. Acquisitions increased sales 3.3%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups and Royal American Foods frozen desserts. Higher pricing increased sales 0.4% due mainly to ketchup, portion control and frozen soup. Sales volume increased 13.6% due primarily to the finished goods inventories which were retained by Heinz and increases in foodservice ketchup and specialty sauces partially offset by decreases primarily in frozen soup.

     Gross profit increased $63.9 million, or 13.8%, to $527.5 million, however, the gross profit margin decreased to 36.4% from 37.6%. The increase is due primarily to the finished goods inventories which were retained by Heinz, reduced amortization expense on intangible assets with indefinite lives and acquisitions partially offset by unfavorable sales mix and increased manufacturing costs. Operating income increased $11.6 million, or 6.0%, to $204.9 million due primarily to the finished goods inventories retained by Heinz, partially offset by increased marketing and higher S&D and G&A expenses.

U.S. FROZEN

     U.S. Frozen's sales increased $151.1 million, or 21.3%. Acquisitions, net of divestitures increased sales 9.8%, due primarily to the prior year acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Lower pricing decreased sales 1.4%, primarily due to Boston Market HomeStyle meals and appetizers, partially offset by a reduction in trade promotions primarily related to the launch of Hot Bites in the prior year. Sales volume increased 12.9% primarily due to the finished goods inventories which were retained by Heinz and SmartOnes frozen entrees partially offset by declines in frozen potatoes and Boston Market HomeStyle side dishes and the rationalization of Hot Bites.

     Gross profit increased $75.7 million or 30.4% and the gross profit margin increased to 37.7% from 35.0%. The increase in gross profit is primarily due to finished goods inventories retained by Heinz, acquisitions and reduced manufacturing costs, partially offset by lower pricing. Operating income increased $22.6 million, or 21.7%, to $127.0 million due primarily to the change in gross profit and reduced G&A expenses, partially offset by increased marketing and S&D.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $592.0 million compared to using cash of $388.6 million last year. The increase is primarily due to decreased trade receivables and the building of inventory levels in the first nine months of Fiscal 2002 as a result of all finished goods inventories being retained by Heinz on May 3, 2001.

     Cash used for investing activities totaled $41.5 million compared to $841.0 million last year. Acquisitions in the prior period required $777.7 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Capital expenditures in the current nine months required $46.6 million compared to $51.9 million last year.

     Cash used for financing activities totaled $164.7 million compared to cash provided by financing activities of $1,229.0 million last year. Proceeds from long-term debt were $751.1 million last year. Payments on long-term debt required $401.2 million in the current nine months compared to $9.2 million last year. Heinz Finance received $1,062.1 million of net proceeds from Heinz related to the Del Monte transaction in the current period. Payments on commercial paper were $89.1 million compared to proceeds received of $1,123.0 million in the prior year. Payments on short-term borrowings with related parties required $667.5 million compared to $852.8 million last year. In addition, $325.0 million was provided during the prior year via the issuance of Preferred Stock. Dividend payments to preferred shareholders totaled $15.2 million compared to $10.6 million for the same period last year. In addition, distributions to Class A partners were $56.4 million in the current nine months and $96.8 million in the prior year.

     All of the debt of Heinz Finance is unconditionally guaranteed by Heinz and is included on the consolidated balance sheet of Heinz.

     On September 5, 2002, Heinz, Heinz Finance and a group of domestic and international banks renewed an $800 million 364-day credit agreement. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support Heinz Finance's and Heinz's commercial paper programs. As of January 29, 2003 there was no commercial paper outstanding. As on May 1, 2002, Heinz Finance had $89.1 million of commercial paper outstanding and classified as long-term debt.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2003 results. Heinz Finance's financial position continues to remain strong, enabling it to meet all cash requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the third quarter of Fiscal 2003, Heinz Finance adopted Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 are effective as of January 29, 2003. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Heinz Finance has not issued or modified any material guarantees since December 31, 2002.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Heinz Finance. Heinz Finance and its representatives may from time to time make written or oral forward-looking statements, including statements contained in Heinz Finance's filings with the Securities and Exchange Commission. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal" or similar expressions identify "forward-looking statements" within the meaning of the Act.

     In order to comply with the terms of the safe harbor, Heinz Finance notes that a variety of factors could cause Heinz Finance's actual results and experience to differ materially from the anticipated results or other expectations expressed in Heinz Finance's forward-looking statements. These forward-looking statements are uncertain. The risks and uncertainties that may affect operations and financial performance and other activities, some of which may be beyond the control of Heinz Finance, include the following:

     - Changes in laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic jurisdictions;

     - Competitive product and pricing pressures and Heinz Finance's ability to gain or maintain share of sales in the U.S. market as a result of actions by competitors and others;

     - Fluctuations in the cost and availability of raw materials, and the ability to maintain favorable supplier arrangements and relationships;

     - The impact of higher energy costs and other factors on the cost of producing, transporting and distributing Heinz Finance's products;

     - Heinz Finance's ability to generate sufficient cash flows to support capital expenditures, debt repayment and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance;

     - Heinz Finance's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

     - Heinz Finance's ability to integrate acquisitions and joint ventures into its existing operations and the availability of new acquisition and joint venture opportunities and the success of divestitures and other business combinations;

     - Heinz Finance's ability to achieve its cost savings objectives, including any restructuring programs and its working capital initiative;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of Heinz Finance's advertising, marketing and promotional programs;

     - Weather conditions, which could impact demand for Heinz Finance's products and the supply and cost of raw materials;

     - The impact of e-commerce and e-procurement, supply chain efficiency and cash flow initiatives;

     - Heinz Finance's ability to maintain its profit margin in the face of a consolidating retail environment;

     - The impact of U.S. industry conditions, including the effect of the economic downturn in the food industry and the foodservice business in particular;

     - Heinz Finance's ability to offset the reduction in volume and revenue resulting from participation in categories experiencing declining consumption rates.

     The foregoing list of important factors is not exclusive. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the nine months ended January 29, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of Heinz Finance's disclosure controls and procedures was carried out by Heinz Finance under the supervision and with the participation of Heinz Finance's management, including the President and Chief Financial and Accounting Officer. Based on that evaluation, the President concluded that, as of the date of their evaluation, Heinz Finance's disclosure controls and procedures have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Heinz Finance believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     Subsequent to the date of the most recent evaluation of Heinz Finance's internal controls, there were no significant changes in Heinz Finance's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     Nothing to report under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. Heinz Finance has omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Heinz Finance agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

                                 EXHIBIT INDEX

            3(i)   Heinz Finance's Certificate of Incorporation is
            incorporated herein by reference to Exhibit 3.1 to Heinz
                   Finance's Registration Statement on Amendment No. 2
                   to Form S-4 (Reg. 333-85064).
            3(ii)   Heinz Finance's By-Laws are incorporated herein by
            reference to Exhibit 3.2 to Heinz Finance's Registration
                    Statement on Amendment No. 2 to Form S-4 (Reg.
                    333-85064).
            4.      Except as set forth below, there are no instruments
            with respect to long-term debt of Heinz Finance that involve indebtedness or securities authorized thereunder
                    exceeding 10 percent of the total assets of Heinz
                    Finance on a consolidated basis. Heinz Finance
                    agrees to file a copy of any instrument or agreement
                    defining the rights of holders of long-term debt of
                    Heinz Finance upon request of the Securities and
                    Exchange Commission.
              (a)  The Indenture between Heinz and Bank One, National
            Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to Heinz's Quarterly Report
                   on Form 10-Q for the nine months ended January 31,
                   2001.
                (i)    The Supplement dated May 3, 2001 among Heinz,
            Heinz Finance and Bank One, National Association to the
                       Indenture is incorporated herein by reference to
                       Exhibit 4(b)(i) of Heinz's Form 10-K for the
                       fiscal year ended May 2, 2001.

                (ii) The second Supplement dated November 15, 2002 among Heinz, Heinz Finance and Bank One, National
                        Association to the Indenture.
              10(a)  Third Amended and Restated Partnership Agreement of
            H.J. Heinz Company, L.P. is incorporated herein by reference to Exhibit 10.6 of Heinz Finance's Registration
                     Statement on Amendment No. 2 to Form S-4 (Reg.
                     333-85064).

     12.    Computation of Ratios of Earnings to Fixed Charges.

     99(a) Certification by the President Relating to a Periodic Report Containing Financial Statements.

     99(b) Certification by the Chief Financial and Accounting Officer Relating to a Periodic Report Containing Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H.J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: March 13, 2003
                                          By:     /s/ LEONARD A. CULLO
                                      ..........................................

                                                      Leonard A. Cullo
                                                   Director and President

                                          By:    /s/ ARTHUR WINKLEBLACK
                                      ..........................................

                                                     Arthur Winkleblack
                                                 Director, Vice President,
                                               Chief Financial and Accounting
                                                           Officer
                                               (Principal Financial Officer)

     I, Leonard A. Cullo, Director and President of H.J. Heinz Finance Company certify that:

     1. I have reviewed this quarterly report on Form 10-Q of H.J. Heinz Finance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                          By:     /s/ LEONARD A. CULLO
                                            ------------------------------------
                                            Name: Leonard A. Cullo
                                            Title: Director and President

     I, Arthur Winkleblack, Director, Vice President, Chief Financial and Accounting Officer of H.J. Heinz Finance Company certify that:

     1. I have reviewed this quarterly report on Form 10-Q of H.J. Heinz Finance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                          By:    /s/ ARTHUR WINKLEBLACK
                                            ------------------------------------
                                            Name: Arthur Winkleblack
                                            Title:  Director, Vice President,
                                                    Chief
                                                 Financial and Accounting
                                                    Officer