Form 10-K
period 2003-04-30
HEINZ HJ FINANCE CO
filed 2003-07-24
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended April 30, 2003

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  ___________ to  ___________

Commission File Number 333-85064

                          H. J. HEINZ FINANCE COMPANY
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                      82-0382406
           (State of Incorporation)                   (I.R.S. Employer Identification No.)

  600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                          15219
   (Address of principal executive offices)                        (Zip Code)

                                  412-456-5700
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  _   No X

     All of the outstanding shares of the registrant's common stock are owned by
H. J. Heinz Company.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     H. J. Heinz Finance Company has been a direct or indirect subsidiary of H.J. Heinz Company ("Heinz") since 1983. H. J. Heinz Finance Company and its subsidiaries, collectively referred to as "Heinz Finance," had no significant operating history until Heinz completed a corporate reorganization in the United States on May 3, 2001. The reorganization was designed to simplify Heinz's U.S. corporate structure, consolidate operations and establish centers of excellence for the management of the U.S. trademarks and for U.S. treasury functions. As a result of the reorganization, all of the U.S. business operations that had historically been conducted by Heinz through its Heinz USA division and eight subsidiary corporations are now conducted by Heinz Finance.

     Since May 3, 2001, we have been engaged in the business of acquiring, holding and financing equity and debt investments in subsidiaries that own and operate Heinz's historical U.S. businesses, which manufacture, market, distribute and sell food in the United States. Our most significant asset is our ownership interests in H. J. Heinz Company, L.P. ("Heinz LP"), a Delaware limited partnership formed on October 9, 2000. Heinz LP has two classes of limited partnership interests. Heinz directly owns the Class A interests in Heinz LP. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests in Heinz LP. Heinz Management Company ("HMC") is the managing general partner of Heinz LP and employs its salaried personnel. Heinz LP reimburses HMC for all its management costs.

DESCRIPTION OF THE BUSINESS

     We conduct our food business through two segments, Heinz North America and U.S. Frozen. Segment information is set forth in this report on pages 43 through 45 in Note 15, "Segment Data" in Item 8 -- "Financial Statements and Supplementary Data."

  PRODUCTS AND MARKETS

     Our products are manufactured and packaged to provide safe, wholesome foods for consumers, foodservice and institutional customers. Many products are prepared from recipes developed in our research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the finished product is filled automatically into containers of glass, metal, plastic, paper or fiberboard which are then closed, processed, labeled and cased for market. Finished products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding. Certain finished products and seasonal raw materials are aseptically packed into sterile containers after in-line sterilization. Although crops constituting some of our raw food ingredients are harvested on a seasonal basis, most of our products are produced throughout the year.

     The primary brands and products marketed and sold by us include, by segment, the following:

        Heinz North America.......................  Heinz tomato ketchup, mustard and sauces
                                                    Heinz Easy Squeeze! and E-Z Squirt ketchup
                                                    Classico pasta sauce
                                                    Chef Francisco and Quality Chef soups
                                                    Yoshida sauces
                                                    Bell'Orto and Bella Rosa tomato products
                                                    Jack Daniels* sauces
                                                    Wyler's bouillon and soups
                                                    Dianne's desserts
        U.S. Frozen...............................  Ore-Ida potato products
                                                    Bagel Bites snacks
                                                    Boston Market* HomeStyle meals
                                                    Smart Ones meals
                                                    Rosetto frozen pasta
                                                    Weight Watchers*
                                                    Domani frozen pasta
                                                    Hot Bites snacks
                                                    Poppers appetizers
                                                    T.G.I. Friday's* appetizers
                                                    Delimex snacks

---------------

* Used under license from unrelated parties.

TRADEMARKS, PATENTS AND LICENSES

     We own or license the trademarks used in connection with our products from related and unrelated parties. Our most significant trademarks are "Heinz", "Smart Ones" and "Ore-Ida" which we license from a related party. The trademarks that we license from unrelated parties are under long-term contracts and are important to our business although are individually immaterial.

     We have participated in the development of certain food processing equipment, some of which is patented. We regard these patents as important but do not consider any one or group of them to be materially important to our business as a whole.

COMPETITION

     Our products are sold under highly competitive conditions, with many large and small competitors. We regard our principal competition to be other manufacturers of processed foods, including branded, retail products, foodservice products and private label products, that compete with us for consumer preference, distribution, shelf space and merchandising support. We compete primarily on the basis of product quality, brand recognition, brand loyalty and consumer value.

CUSTOMERS

     Our products are sold through our own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants and certain government agencies.

     Our retail sales force consists of approximately 170 employees and seven teams that are dedicated to our key customers. We use two national brokers in connection with our retail sales efforts. In addition, we have a dedicated direct sales force for most of our large foodservice customers and service smaller ones through distributors.

     For Fiscal 2003, one customer, Wal-Mart Stores, Inc., represented more than 10% of our sales. We closely monitor the credit risk associated with our customers and to date have never experienced significant losses.

PROPERTIES

     We operate the following factories, distribution centers and other properties involved in manufacturing our products:

                                                                 Factories
                                                               --------------
Segment                                                        Owned   Leased
-------                                                        -----   ------
Heinz North America.........................................    16        5
U.S. Frozen.................................................     5       --

     We also own or lease office space, warehouses, distribution centers and research and other facilities. Our food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

EMPLOYEES

     On a full-time basis, as of December 21, 2002, approximately 9,900 people were employed as part of our business.

REGULATORY

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings or competitive position. Our estimated capital expenditures for environmental control facilities for the remainder of Fiscal 2004 and the succeeding fiscal year are not material and are not expected to materially affect either our earnings or competitive position.

     Our factories are subject to inspections by various governmental agencies, including the United States Department of Agriculture and the Occupational Safety and Health Administration, and our products must comply with all the applicable laws, including food and drug laws, such as the Federal Food and Cosmetic Act of 1938, as amended, and the Federal Fair Packaging or Labeling Act of 1966, as amended, of the jurisdictions in which they are manufactured and marketed.

LEGAL PROCEEDINGS

     Certain suits and claims have been filed against Heinz Finance and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on Heinz Finance's consolidated and combined financial position, results of operations or liquidity.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Heinz Finance. Heinz Finance and its representatives may from time to time make written or oral forward-looking statements, including statements contained in Heinz Finance's filings with the Securities and Exchange Commission. These forward-looking statements are based on management's views and assumptions of future events and financial performance. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "should," "estimate," "project," "target," "goal," "outlook" or similar expressions identify "forward-looking statements" within the meaning of the Act.

     In order to comply with the terms of the safe harbor, Heinz Finance notes that a variety of factors could cause Heinz Finance's actual results and experience to differ materially from the anticipated results or other expectations expressed in Heinz Finance's forward-looking statements. These forward-looking statements are uncertain. The risks and uncertainties that may affect operations and financial performance and other activities, some of which may be beyond the control of Heinz Finance, include the following:

     - Changes in laws and regulations, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws;

     - Competitive product and pricing pressures and Heinz Finance's ability to gain or maintain share of sales as a result of actions by competitors and others;

     - Fluctuations in the cost and availability of raw materials, and the ability to maintain favorable supplier arrangements and relationships;

     - The impact of higher energy costs and other factors affecting the cost of producing, transporting and distributing Heinz Finance's products;

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

     - Heinz Finance's ability to achieve its cost savings objectives, including any restructuring programs, SKU rationalization programs and its working capital initiatives;

     - The possibility of increased pension expense and contributions resulting from continued decline in stock market returns;

     - Changes in estimates in critical accounting judgements;

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

     - The impact of U.S. industry conditions, including the effect of the economic downturn in the food industry and the foodservice business in particular; and

     - Heinz Finance's ability to offset the reduction in volume and revenue resulting from participation in categories experiencing declining consumption rates.

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

ITEM 2.  PROPERTIES.

     See table in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Heinz Finance did not submit any matters to a vote of security holders during the fourth quarter of Fiscal 2003.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors is composed of four members, one of whom is an Independent Director. An "Independent Director" is a director who is not a current officer or employee of Heinz Finance, Heinz or any affiliate of Heinz or of any other person or persons that, in the, aggregate, own or owns more than 50% of the outstanding common stock of Heinz Finance and who is elected by holders of Heinz Finance's outstanding Series A Preferred Shares and the holders of any Heinz Finance stock expressly being designated by us as being at parity with the Series A Preferred Shares, "Parity Securities," with like voting rights, collectively, the "Voting Parity Securities." Andrew L. Stidd, the initial and current Independent Director, was named in the Certificate of Designation for the Series A Preferred Shares.

     Our directors will serve until resignation or removal. There is no current intention to alter the number of directors comprising the Board of Directors, and our Bylaws provide that the Board of Directors may not comprise more than nine members.

     Our directors and executive officers are:

                                                        Positions and Offices Held with
                                                          Heinz Finance and Principal
                                                           Occupations or Employment         Other
Name                          Age     Director Since      During the Past Five Years     Directorships
----                          ---     --------------    -------------------------------  -------------
Leonard A. Cullo, Jr........  45    September 14, 2000  Director; President since June
                                                        14, 2001. Treasurer of Heinz
                                                        since August 2000; attorney at
                                                        Heinz from 1991 to August 2000,
                                                        last serving as Assistant
                                                        General Counsel.

Laura Stein.................  41    September 14, 2000  Director, Vice President and     Nash Finch Co.
                                                        Secretary since June 17, 2001.
                                                        Senior Vice President and
                                                        General Counsel of Heinz since
                                                        January 2000; attorney at The
                                                        Clorox Company from 1992 to
                                                        December 1999, last serving as
                                                        Assistant General
                                                        Counsel -- Regulatory Affairs.

Andrew L. Stidd.............  46    July 6, 2001        Director, President and Chief
                                                        Operating Officer of Global
                                                        Securitization Services, LLC
                                                        (owns and administers special
                                                        purpose vehicles established in
                                                        connection with structured
                                                        finance transactions) since
                                                        December 1996.

                                                        Positions and Offices Held with
                                                          Heinz Finance and Principal
                                                           Occupations or Employment         Other
Name                          Age     Director Since      During the Past Five Years     Directorships
----                          ---     --------------    -------------------------------  -------------
Arthur B. Winkleblack.......  46    January 8, 2002     Director, Vice President and
                                                        Chief Financial and Accounting
                                                        Officer since January 2002.
                                                        Executive Vice President and
                                                        Chief Financial Officer of
                                                        Heinz since January 2002;
                                                        Acting Chief Operating
                                                        Officer -- Perform.com and
                                                        Chief Executive Officer --
                                                        Freeride.com at Indigo Capital
                                                        (provided financing for early
                                                        stage technology companies)
                                                        (1999 to 2001); Executive Vice
                                                        President and Chief Financial
                                                        Officer of C. Dean Metropoulos
                                                        & Co. (provides management
                                                        services for consumer product
                                                        investments of Hicks, Muse,
                                                        Tate & Furst) (1998 to 1999).

     Each director, other than the Independent Director, is an officer or employee of Heinz or an affiliate of Heinz.

COMPENSATION OF DIRECTORS

     We pay fees to our Independent Director for his service as a director. The Independent Director (and any subsequent additional Independent Director) is entitled to receive annual compensation of $3,500 plus reimbursement of expenses for attendance at each meeting of the Board of Directors. We do not pay fees to directors who are not Independent Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common shares of Heinz Finance are owned by Heinz.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated and combined financial data for Heinz Finance and its predecessor, which consisted of Heinz's U.S. business operations, the ("U.S. Group"), for each of the five fiscal years 1999 through 2003. All amounts are in thousands.

                                               Fiscal Year Ended
                       -----------------------------------------------------------------
                       April 30,      May 1,       May 2,       May 3,      April 28,
                          2003         2002         2001         2000         1999
                       (52 Weeks)   (52 Weeks)   (52 Weeks)   (53 Weeks)   (52 Weeks)(2)
                       ----------   ----------   ----------   ----------   -------------
Sales(1)(2)..........  $3,162,335   $2,833,517   $2,806,020   $2,526,238    $4,687,123
Interest
  expense(2).........    146,492      142,920       20,712        5,027          6,266
Income from
  continuing
  operations before
  cumulative effect
  of accounting
  changes(2).........     54,209      109,421      277,271      331,350        432,757
Short-term debt with
  related parties and
  current portion of
  long-term debt.....     84,454      583,514       29,833        2,998         51,384
Long-term debt,
  exclusive of
  current
  portion(3).........  3,981,145    3,935,925       23,932       33,071         25,594
Preferred stock......    325,000      325,000           --           --             --
Total assets.........  5,565,685    7,484,449    5,601,491    5,068,456      4,588,108

     (1) Sales for 2003, 2002, 2001 and 2000 reflect the adoption of the new Emerging Issues Task Force ("EITF") guidelines relating to the classification of consideration from a vendor to a purchaser of a vendor's products, including both customers and consumers. Sales for 1999 have not been adjusted to reflect the new EITF reclassification as it is impracticable to do so.

     (2) Amounts for 2003, 2002, 2001, and 2000 exclude the operating results related to the businesses spun off to Del Monte which have been treated as discontinued operations. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Del Monte Foods Company ("Del Monte") transaction. These amounts for 1999 have not been adjusted to reflect discontinued operations as it is impracticable to do so.

     (3) Long-term debt, exclusive of current portion, includes $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001, May 3, 2000 and April 28, 1999.

     Fiscal 2003 results from continuing operations include costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses totaling $89.5 million pretax, of which $34.2 million pretax was charged to Heinz Finance by Heinz Management Company. These include employee termination and severance costs, legal and other professional service costs and costs related to the early extinguishment of debt.

     Fiscal 2002 results from continuing operations include a net restructuring benefit of $1.1 million pretax related to the Streamline initiative.

     Fiscal 2001 results from continuing operations include restructuring and implementation costs of $15.3 million pretax relating to the Streamline initiative and net restructuring and implementation costs of $37.1 million pretax for Operation Excel. Results also include a loss of $94.6 million pretax on the sale of The All American Gourmet business and acquisition costs of $18.5 million pretax.

     Fiscal 2000 results from continuing operations include net restructuring and implementation costs of $67.4 million pretax for Operation Excel.

     Fiscal 1999 results include net restructuring and implementation costs of $156.1 million pretax for Operation Excel and costs of $9.4 million pretax related to the implementation of Project Millennia, offset by the reversal of unutilized Project Millennia accruals for severance and exit costs of $16.6 million pretax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion in conjunction with the audited consolidated and combined financial statements and the notes to our audited consolidated and combined financial statements included elsewhere in this Form 10-K.

OVERVIEW

  REORGANIZATION

     On the first day of Fiscal 2002 (May 3, 2001), Heinz reorganized the structure of its U.S. business. The reorganization of our operations, treasury and trademark activities is summarized below.

     - Operations. All of the U.S. treasury and business operations, formerly conducted through eight subsidiaries and a division of Heinz were consolidated into Heinz LP. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the general partner of Heinz LP and holds a 1% interest. The limited partner interests in Heinz LP consist of "Class A" and "Class B" interests. Heinz owns all of the Class A interests. H.J. Heinz Finance Company owns all of the Class B interests.

     - Treasury. U.S. cash management and treasury activities were transferred to Heinz Finance. On the day of the reorganization, Heinz Finance assumed all of the then outstanding term debt obligations of Heinz in the amount of $2.57 billion and $258 million of the commercial paper obligations of Heinz. Since the reorganization, Heinz Finance has issued term debt and commercial paper in its own name. All of the debt of Heinz Finance is unconditionally guaranteed by Heinz.

       On July 6, 2001, Heinz Finance issued $325 million of preferred stock to outside investors. The preferred shares are entitled to elect 25% of the directors of Heinz Finance and, if declared, are entitled to receive dividends at a rate of 6.226% per annum.

     - Trademarks. Substantially all of the trademarks used in the U.S. businesses (including "Heinz," "Ore-Ida" and "Smart Ones"), are owned by Promark Brands, Inc., an indirect subsidiary of Heinz, and are licensed to us.

  FINANCIAL STATEMENT PRESENTATION

     For all Heinz financial reporting and disclosure purposes, Heinz Finance and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are shown as minority interest in the Heinz consolidated financial statements.

     Heinz Finance's consolidated financial statements include the assets and liabilities, results of operations and cash flows of Heinz LP, as under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board and all other subsidiaries of Heinz Finance. In the Heinz Finance consolidated statements, the general partner and Class A interests in Heinz LP, that are held by Heinz, are reflected as minority interest.

     The financial statements and the related management's discussion and analysis of financial condition and results of operations included herein for periods ending on or before May 2, 2001 related to the U.S. businesses that were contributed to Heinz Finance on May 3, 2001. Results of these periods have been prepared using "carve-out" and "push-down" accounting methods. With respect to periods ending on or before May 2, 2001, the corporations and businesses described above are referred to as the "U.S. Group."

     Substantially all assets and liabilities of the U.S. Group which are included in the Fiscal 2001 "carve out" balance sheet, except finished goods inventories of approximately $407 million, which were retained by Heinz, were contributed to Heinz Finance. These retained inventories resulted in increased sales in Fiscal 2003 when compared to Fiscal 2002 and reduced sales in Fiscal 2002 when compared to Fiscal 2001. The sales and operating results related to the retained inventories were recorded on the consolidated financial statements of Heinz.

SPECIAL ITEMS

  DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including our U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and our U.S. infant feeding businesses, and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

     In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to these businesses spun off to Del Monte have been included in discontinued operations in Heinz Finance's consolidated and combined statements of income and consolidated balance sheets. Discontinued operations for the fiscal year ended April 30, 2003, represents the operating results for eight months. The net assets of discontinued operations owned by Heinz Finance were distributed to Heinz which reduced Heinz's Class A interest in Heinz LP thus reducing Heinz Finance's minority interest balance on the consolidated balance sheet. In connection with this distribution, the terms of the Heinz LP agreement were amended such that the Class B partner will now receive an improved economic interest in the partnership by giving it a higher priority with respect to distributions and an increased share in residual income.

     The discontinued operations generated sales of $1,052.6 million, $1,357.7 million and $1,744.4 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit), a net loss of $35.7 million (net of $19.6 million of a tax benefit) and net income of $33.2 million (net of $38.5 million of a tax provision) for Fiscal 2003, 2002 and 2001, respectively.

  DEL MONTE AND OTHER REORGANIZATION COSTS

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $55.3 million pretax. In addition, during Fiscal 2003, Heinz Management Company recognized Del Monte transaction costs and costs to reduce overhead of the remaining business totaling $34.2 million pretax. These costs were then charged to Heinz Finance through the manage-ment fee charged to Heinz Finance by Heinz Management Company for all salaried employee costs. These total charges of $89.5 million pretax were comprised of $39.6 million related to the early retirement of debt, $24.4 million in employee termination and severance costs, $14.7 million for legal, professional and other related costs, and $10.8 million in non-cash asset write-downs. Of this amount, $6.0 million was included in cost of products sold, $44.0 million in selling, general and administrative expense ("SG&A"), and $39.6 million in other expenses, net. To date, management estimates that these actions have impacted approximately 200 employees, excluding those who were transferred to Del Monte.

  STREAMLINE

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline". This initiative included an organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, Heinz Finance utilized $1.0 million of severance and exit cost accruals, principally related to its overhead reduction plan. In addition, as a result of the spin-off of SKF Foods, a $3.4 million restructuring liability related to ceasing canned pet food production at Heinz Finance's Terminal Island, California facility was transferred to Del Monte.

     In the fourth quarter of Fiscal 2002, Heinz Finance recorded a benefit of $1.1 million pretax, which was classified as SG&A, to reflect revisions in original cost estimates. In addition, Heinz Management Company, a wholly-owned subsidiary of Heinz, assumed a portion of Heinz Finance's restructuring liability as a result of the realignment that occurred on May 3, 2001.

     During Fiscal 2001, Heinz Finance recognized restructuring charges and implementation costs totaling $15.3 million pretax, which primarily include severance costs and were classified as SG&A. Implementation costs were recognized as incurred in Fiscal 2001 ($0.6 million pretax) and consist of incremental costs directly related to the implementation of the Streamline initiative. The Streamline initiative resulted in a net reduction of Heinz Finance's workforce of approximately 200 employees.

  OPERATION EXCEL

     In Fiscal 1999, Heinz announced a growth and restructuring initiative named "Operation Excel." This initiative was a multi-year, multi-faceted program that established manufacturing centers of excellence, focused the product portfolio, realigned Heinz Finance's management teams and invested in growth initiatives. Heinz Finance substantially completed Operation Excel in Fiscal 2002.

     During Fiscal 2002, Heinz Management Company, a wholly-owned subsidiary of Heinz, assumed a portion of the Heinz Finance's restructuring liability as a result of the realignment that occurred on May 3, 2001.

     During Fiscal 2001, Heinz Finance recognized restructuring charges of $1.7 million pretax in cost of products sold. This charge was offset by the reversals of unutilized Operation Excel accruals and asset write-downs of $16.7 million pretax. These reversals were recorded in cost of products sold ($4.1 million) and SG&A ($12.6 million) and were primarily the result of revisions in estimates of fair values of assets which were disposed of as part of Operation Excel. Implementation costs of $52.1 million pretax were also recognized in Fiscal 2001. These costs were classified as cost of products sold ($21.6 million) and SG&A ($30.5 million). Operation Excel resulted in a net reduction of the Heinz Finance's workforce of approximately 1,400 employees.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In Fiscal 2001, Heinz Finance changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under this new accounting method, adopted retroactive to May 4, 2000, Heinz recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect of the change in prior years resulted in a charge to income in Fiscal 2001 of $3.2 million (net of income taxes of $1.9 million). The change did not have a significant effect on revenues or results of operations for the fiscal year ended May 2, 2001.

     Effective May 2, 2002, Heinz Finance adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, was completed during the first quarter of Fiscal 2003. Net income from continuing operations for Fiscal 2002 and 2001 would have been $110.1 million and $288.1 million, respectively, had the provisions of the new standards been applied as of May 4, 2000.

     During the first half of Fiscal 2003, Heinz Finance completed its transitional impairment review of goodwill and indefinite lived intangibles and no impairment issues were identified as a result of completing this review. Based upon current and forecasted operating results, Heinz Finance does not anticipate any goodwill impairment charges in the near term.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets." This statement provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on Heinz Finance's financial position, results of operations or cash flows for the fiscal year ended April 30, 2003.

     During Fiscal 2003, Heinz Finance adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for the initial measurement of the liability.

     During Fiscal 2003, Heinz Finance adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Heinz Finance has not issued or modified any material guarantees since December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including manditorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of Heinz Finance's $325 million of manditorily redeemable preferred shares to the liabilities section of the consolidated balance sheet and the $20.2 million annual preferred dividend from retained earnings on the consolidated balance sheet to interest expense on the consolidated statement of income.

RESULTS OF CONTINUING OPERATIONS -- 2003 VERSUS 2002

     Sales for Fiscal 2003 increased $328.8 million, or 11.6%, to $3.16 billion. Sales were favorably impacted by acquisitions of 4.3%, pricing of 0.2% and volumes of 7.9%. The volume increase is primarily due to the finished goods inventories which were not contributed to Heinz Finance on May

3, 2001 (10.1%), partially offset by volume declines in the U.S. Frozen segment related to Boston Market HomeStyle side dishes, Ore-Ida Funky Fries and Hot Bites. Divestitures reduced sales by 0.7%.

     Gross profit increased $97.9 million, or 9.4%, to $1.14 billion; however, the gross profit margin decreased to 36.1% from 36.8%. The margin decrease was primarily due to unfavorable sales mix and increased manufacturing costs. The overall dollar increase in gross profit is due to the finished goods inventories which were retained by Heinz, acquisitions, and the benefit of reduced amortization of intangible assets. Fiscal 2003 gross profit was also unfavorably impacted by $6.0 million for costs related to the Del Monte transaction and to reduce overhead of the remaining business.

     SG&A increased $146.2 million, or 32%, to $603.0 million, and increased as a percentage of sales to 19.1% from 16.1%. This increase is primarily due to the finished goods inventories which were retained by Heinz, costs related to the Del Monte transaction and to reduce overhead of the remaining business of $44.0 million and increased marketing spend across both segments.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $137.6 million, or 21.1%, to $789.8 million on a sales increase of 11.6%.

     Operating income decreased $68.6 million, or 15.3%, to $379.3 million and decreased as a percentage of sales to 12.0% from 15.8%. This decrease is primarily driven by costs related to the Del Monte transaction and to reduce overhead of the remaining business of $50.0 million and the U.S. Frozen segment, partially offset by the increase in sales discussed above.

     Net interest expense increased $15.5 million to $122.8, driven primarily by reduced interest income related to short-term notes receivable balances from related parties partially offset by lower interest rates and lower average debt over the past year. During Fiscal 2003, there was a non-cash currency loss of $65.0 million compared to $3.8 million in Fiscal 2002 related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. Other expenses, net, increased $52.2 million to $57.1 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt. The effective tax rate for Fiscal 2003 was 10.9% compared to 14.2% in Fiscal 2002. Heinz Finance's effective tax rate fluctuates depending on the proportion of its non taxable minority interest in Heinz LP to total Heinz Finance income before tax. Net income from continuing operations for Fiscal 2003 was $54.2 million compared to $109.4 million in Fiscal 2002.

                     OPERATING RESULTS BY BUSINESS SEGMENT

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment increased $229.9 million, or 13.0%, to $2.00 billion. Acquisitions increased sales 2.3%, due primarily to the Fiscal 2002 acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups and Dianne's frozen desserts. Higher pricing increased sales 1.4% due mainly to retail ketchup, Jack Daniel's marinades and grilling sauces and frozen soup. Sales volume increased 9.2% due primarily to the finished goods inventories which were retained by Heinz and increases in foodservice ketchup, specialty sauces and Dianne's frozen desserts partially offset by decreases primarily in Heinz retail ketchup and vinegar.

     Gross profit increased $66.0 million, or 10.1% to $721.4 million; however, the gross profit margin decreased to 36.1% from 37.1% due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by increases due to the finished goods inventories which were retained by Heinz, reduced amortization expense on intangible assets with indefinite lives, acquisitions and favorable pricing. Fiscal 2003 gross profit was also unfavorably impacted by $6.0 million for costs related to the Del Monte transaction and to reduce overhead of the remaining business. Operating income decreased $43.4 million, or 15.2 % to $241.6 million due primarily to $50.0 million in costs related to the Del Monte transaction and to reduce overhead of the remaining business, higher Selling & Distribution

("S&D") and General & Administrative ("G&A") expenses, and increased marketing primarily behind Heinz Easy Squeeze! ketchup, Classico pasta sauce and the foodservice ketchup "Insist on Heinz" campaign, partially offset by increases due to the finished goods inventories retained by Heinz.

U.S. FROZEN

     U.S. Frozen's sales increased $98.9 million, or 9.3%, to $1.16 billion. Acquisitions, net of divestitures increased sales 5.6%, due primarily to the Fiscal 2002 acquisitions of Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Lower pricing decreased sales 2.1%, primarily due to Boston Market HomeStyle meals and appetizers and SmartOnes frozen entrees, partially offset by a reduction in trade promotions related to the launch of Hot Bites in the prior year and in Ore-Ida frozen potatoes. Sales volume increased 5.8% primarily due to the finished goods inventories which were retained by Heinz and SmartOnes frozen entrees, partially offset by declines in Boston Market HomeStyle side dishes, Ore-Ida Funky Fries, and Hot Bites.

     Gross profit increased $31.7 million or 8.1%, to $421.5 million; however, the gross profit margin decreased to 36.2% from 36.6%. The increase in gross profit is primarily due to finished goods inventories retained by Heinz and acquisitions, partially offset by lower pricing, unfavorable sales mix, increased trade promotions and costs to exit the Ore-Ida Funky Fries and Hot Bites product lines. Operating income decreased $25.6 million, or 15.5%, to $139.9 million due primarily to increased consumer marketing on SmartOnes frozen entrees and Ore-Ida frozen potatoes and increased S&D partially offset by the change in gross profit, reduced G&A expenses and the impact of the finished goods inventories retained by Heinz.

RESULTS OF CONTINUING OPERATIONS -- 2002 VERSUS 2001

     Sales for Fiscal 2002 increased $27.5 million, or 1.0%, to $2.83 billion. Acquisitions increased sales by 18.3%. Offsetting this were decreases from lower pricing of 2.7%, divestitures of 3.5%, and volume decreases of 11.1%. The majority of the volume decrease (10.2%) is a result of the finished goods inventories which were not contributed to Heinz Finance.

     The favorable impact of acquisitions is primarily related to Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups in the North America segment and Delimex frozen Mexican foods, Anchor's Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers in the U.S. Frozen segment.

     Gross profit decreased $22.1 million, or 2.1%, to $1.04 billion, and the gross profit margin decreased to 36.8% from 38.0%. Gross profit across both of our segments was unfavorably impacted as a result of the retention of finished goods inventories by Heinz, partially offset by the impact of acquisitions. Fiscal 2001 operating income was also unfavorably impacted by Operation Excel net restructuring and implementation costs of $19.2 million.

     SG&A decreased $84.7 million, or 15.6%, to $456.8 million, and decreased as a percentage of sales to 16.1% from 19.3%. This decrease is primarily attributable to the finished goods inventories which were retained by Heinz partially offset by acquisitions and increased S&D costs. Fiscal 2001 SG&A was also impacted by $146.4 million due to net restructuring and implementation costs related to Project Streamline and Operation Excel, acquisition costs and the loss related to the sale of The All American Gourmet business.

     Operating income increased $8.3 million, or 1.9%, to $447.8 million, and increased slightly as a percentage of sales to 15.8% from 15.7% due primarily to acquisitions, partially offset by the retention of finished good inventories by Heinz. Fiscal 2001 operating income was also unfavorably impacted by $165.6 million for net restructuring and implementation costs related to Project Streamline and Operation Excel, acquisition costs and the loss related to the sale of The All American Gourmet business.

     Interest expense increased $122.2 million to $142.9 million, due primarily to the assumption of approximately $2.9 billion of Heinz's outstanding U.S. debt by Heinz Finance on May 3, 2001 as well as increased borrowings partially offset by lower interest rates. Interest income decreased $7.7 million to $35.7 million, due primarily to the exchange of related party notes receivable for $1.9 billion of non-voting 6.5% cumulative participating preferred stock of PM Holding during the fourth quarter of Fiscal 2001. This decrease was offset by an increase due to Heinz Finance's new short-term notes receivables with related parties in Fiscal 2002. Other expenses, net decreased $9.4 million to $8.6 million, primarily related to a reduction in accounts receivable factoring discount expense partially offset by increased amortization of debt issuance costs.

     The effective tax rate for Fiscal 2002 was 14.2% compared to 37.6% in Fiscal 2001. This decrease is primarily the result of Heinz Finance's nontaxable minority interest in Heinz LP in Fiscal 2002.

     Income from continuing operations decreased $167.9 million to $109.4 million. The majority of this decrease is due to the minority interest in Heinz LP. In Fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SAB No. 101, "Revenue Recognition in Financial Statements". The cumulative effect of adopting SAB No. 101 was $3.2 million in Fiscal 2001.

HEINZ NORTH AMERICA

     Sales of the Heinz North America segment decreased $68.4 million, or 3.7%, to $1.77 billion. Acquisitions, net of divestitures, increased sales 12.8%. Lower pricing decreased sales 3.6%, primarily related to increased marketing spend across all major brands and to foodservice ketchup. Sales volume decreased 13.0%, primarily due to the finished goods inventories which were not contributed to Heinz Finance as well as decreases in the foodservice business and Heinz steak sauces, partially offset by volume increases in grilling sauces.

     Gross profit decreased $73.2 million, or 10.1% to $655.4 million, due primarily to inventories retained by Heinz, lower pricing and a decrease in the foodservice business partially offset by the favorable impact of acquisitions. Fiscal 2001 gross profit was also unfavorably impacted by $2.8 million related to Operation Excel net restructuring and implementation costs. Operating income decreased $132.8 million, or 31.8%, to $285.1 million, due primarily to the decrease in gross profit driven by the foodservice business and higher S&D costs, partially offset by the favorable impact of acquisitions. Fiscal 2001 operating income was also unfavorably impacted by $47.6 million by net restructuring and implementation costs related to Operation Excel and Project Streamline and by acquisition costs.

U.S. FROZEN

     U.S. Frozen's sales increased $95.9 million, or 9.9%, to $1.07 billion. Acquisitions increased sales 26.5%. Sales volume decreased 7.7% due primarily to the finished goods inventories which were not contributed to Heinz Finance as well as decreases in Ore-Ida frozen potatoes, partially offset by volume increases in SmartOnes frozen entrees, Boston Market HomeStyle Meals and Bagel Bites snacks. Lower pricing decreased sales 1.0%, primarily due to increased marketing spend across all major brands and lower pricing in Boston Market HomeStyle Meals, partially offset by higher pricing of SmartOnes frozen entrees and frozen potatoes. Divestitures reduced sales by 7.9% due to the divestiture of Budget Gourmet.

     Gross profit increased $52.4 million, or 15.5%, to $389.8 million, due primarily to acquisitions, partially offset by retained inventories by Heinz. Fiscal 2001 gross profit was unfavorably impacted by $16.3 million for Operation Excel net restructuring and implementation costs. Operating income increased $142.2 million to $165.5 million as the favorable impact of acquisitions was partially offset by the impact of retained inventories, lower pricing, increased S&D costs and the divestiture of Budget Gourmet. Fiscal 2001 operating income was also unfavorably impacted by $117.9 million for Operation

Excel net restructuring and implementation costs and the loss on the sale of The All American Gourmet.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of cash flows includes cash flows from discontinued operations.

  CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities increased to $734.8 million in Fiscal 2003, compared to cash required of $32.9 million in Fiscal 2002. The increase is primarily due to improved working capital performance in accounts receivable and inventory, as well as the building of inventory levels in Fiscal 2002 as a result of all finished goods inventories being retained by Heinz on May 3, 2001.

  CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used for investing activities was $55.2 million in Fiscal 2003 compared to $874.8 million in Fiscal 2002. Acquisitions in Fiscal 2002 required $809.4 million, due primarily to the purchase of Borden Food Corporation's pasta and dry bouillon and soup business, Delimex Holdings, Inc. and Anchor Food Products branded retail business and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Capital expenditures totaled $59.6 million compared to $77.2 million in Fiscal 2002. Proceeds from disposals of property, plant and equipment were $5.4 million in Fiscal 2003 compared to $3.3 million in Fiscal 2002.

  CASH FLOWS FROM FINANCING ACTIVITIES

     In Fiscal 2003, cash used for financing activities was $492.2 million compared to providing $904.5 million in Fiscal 2002. There were no proceeds from long-term debt in Fiscal 2003 compared to $1.99 billion in Fiscal 2002. Payments on long-term debt required $651.1 million in Fiscal 2003 compared to $309.9 million in Fiscal 2002. Heinz Finance received $1,062.1 million of net proceeds from Heinz related to the Del Monte transaction in Fiscal 2003. Payments on commercial paper were $89.1 million compared to $168.9 million in Fiscal 2002. Payments on short-term borrowings with related parties required $384.3 million compared to $788.8 million in Fiscal 2002. In addition, $325.0 million was provided during Fiscal 2002 via the issuance of preferred stock which is discussed below. Dividend payments to preferred shareholders totaled $20.2 million compared to $15.7 million for Fiscal 2002. In addition, distributions to minority partners were $412.9 million in the Fiscal 2003 and $108.9 million in Fiscal 2002.

  OTHER FINANCIAL AND LIQUIDITY MATTERS

     Return on average shareholders' equity was 28.3% in Fiscal 2003, 4.5% in Fiscal 2002 and 6.2% in Fiscal 2001. Pretax return on average invested capital was 8.5% in Fiscal 2003, 12.1% in Fiscal 2002 and 9.4% in Fiscal 2001.

     As noted above, during Fiscal 2003, Heinz Finance focused on improving the efficiency of its working capital. The working capital improvements, reduced capital expenditures and the proceeds from the Del Monte transaction allowed Heinz Finance to reduce net debt (total debt net of interest rate swaps, less cash and cash equivalents) by approximately $900 million to $3.6 billion in Fiscal 2003 from $4.5 billion in Fiscal 2002. A portion of the Del Monte proceeds was used to retire $650 million of long-term debt. Additional net debt reductions are anticipated in Fiscal 2004.

     In Fiscal 2002, Heinz Finance issued $325 million of 6.226% Voting Cumulative Preferred Stock. The preferred stock is required to be redeemed in July 2008. Also during Fiscal 2002, Heinz Finance privately placed $750 million of 6.625% Notes due July 2011, $700 million of 6.00% Notes due March 2012 and $550 million of 6.75% Notes due March 2032. All of these notes are guaranteed by Heinz and they were exchanged in March 2003 for new notes, which were substantially identical in all respects, except for being registered under the Securities Act of 1933. The proceeds from the issuance of the preferred stock and the notes were used to retire commercial paper borrowings and for other general corporate purposes.

     In September 2001, Heinz and Heinz Finance entered into a 364-Day Credit Agreement, which was renewed in September 2002, and a Five-Year Credit Agreement, expiring in September 2006. The 364-day agreement permits Heinz and Heinz Finance to borrow up to $800 million. The five-year agreement permits Heinz and Heinz Finance to borrow up to $1.5 billion. These agreements support Heinz's and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz's and Heinz Finance's ability to refinance these borrowings on a long-term basis.

     As of April 30, 2003, Heinz Finance had $800 million of remarketable securities due November 2020. The securities are subject to an annual remarketing on each November 15, and the interest rate will be reset on such dates. If the securities are not remarketed, then Heinz Finance is required to repurchase all of the securities on the remarketing date at 100% of the principal amount plus accrued interest. On November 15, 2002, the securities were remarketed at an effective yield to Heinz Finance of 6.56%. In January 2003, $200 million of the remarketable securities were retired with proceeds from the Del Monte transaction as described above.

     All of Heinz Finance's debt is guaranteed by Heinz. At April 30, 2003, Heinz's long-term debt ratings were "A" at Standard & Poor's and Fitch and "A3" at Moody's and Heinz's short-term debt ratings were "A1" at Standard & Poor's, "F-1" at Fitch and "P2" at Moody's.

     Since the beginning of Fiscal 2002, Heinz Finance has significantly increased the proportion of long-term debt to total debt such that at April 30, 2003 long-term debt represented 97.8% of total debt as compared to a ratio of 87.0% at May 1, 2002. Through the use of interest rate swaps, Heinz Finance has converted $2.55 billion of fixed rate debt to floating rates in order to maintain our desired mix of fixed and floating rate debt, while continuing to maintain long-term financing. The nature and amount of Heinz's long-term and short-term debt as well as the proportionate amount of fixed-rate and floating-rate debt can be expected to vary as a result of future business requirements, market conditions and other factors.

     In Fiscal 2003, the cash requirements of the Del Monte transaction and costs to reduce overhead of the remaining businesses were approximately $35 million. Fiscal 2004 cash requirements related to these items are expected to be approximately $14 million. In Fiscal 2003, the cash requirements of Streamline were $1.0 million, relating to severance and exit costs.

COMMITMENTS AND CONTINGENCIES

     Heinz Finance is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. The following table represents the significant contractual cash obligations of Heinz Finance as of April 30, 2003.

                                                       Due in   Due in   Due in   Due in   Due in
Contractual Cash Obligations                  Total     2004     2005     2006     2007     2008    Thereafter
----------------------------                  ------   ------   ------   ------   ------   ------   ----------
(in millions)
Long-term debt (including capital leases of
  $9.7 million).............................  $3,688    $ 2      $336     $ 1      $ 0      $300      $3,049
Operating leases............................     118     16        13       9       59*        1          20
                                              ------    ---      ----     ---      ---      ----      ------
Total contractual cash obligations..........  $3,806    $18      $349     $10      $59      $301      $3,069
                                              ======    ===      ====     ===      ===      ====      ======

---------------

* Includes the purchase option related to certain warehouses and equipment currently utilized under synthetic leases.

     Heinz Finance has purchase commitments for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these commitments are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of Heinz Finance's materials and processes, certain supply contracts contain penalty provisions for early terminations.

Heinz Finance does not believe that a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     Heinz Finance does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. See Note 7 of the consolidated and combined financial statements for disclosure of all significant related party items.

MARKET RISK FACTORS

     Heinz Finance is exposed to market risks from adverse changes in interest rates, commodity prices and production costs. As a policy, Heinz Finance does not engage in speculative or leveraged transactions, nor does Heinz Finance hold or issue financial instruments for trading purposes.

  INTEREST RATE SENSITIVITY

     Heinz Finance is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of Heinz Finance's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Heinz Finance's net debt obligations totaled $3.6 billion and $4.5 billion at April 30, 2003 and May 1, 2002, respectively. Heinz Finance's debt obligations are summarized in Note 9 to the consolidated and combined financial statements.

     In order to manage interest rate exposure, Heinz Finance utilizes certain interest rate swaps under its fair value hedging strategy in order to convert fixed-rate debt to floating. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 30, 2003, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.2 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by Heinz Finance:

                                                              April 30,      May 1,
                   (Dollars in millions)                         2003         2002
                   ---------------------                      ----------   ----------
Pay floating swaps -- notional amount                         $2,550.00    $2,050.00
Net unrealized gains                                          $  294.80    $   23.60
Average maturity (years)                                          14.10        16.40
Weighted average receive rate                                      6.47%        6.45%
Weighted average pay rate                                          2.32%        3.14%

     At April 30, 2003, Heinz Finance also maintained interest rate swaps with a total notional amount of $400 million that do not meet the criteria for hedge accounting but effectively mitigate interest rate exposures. These swaps mature within 12 months and are accounted for on a full mark-to-market basis through current earnings. Net unrealized gains related to these swaps totaled $2.1 million at April 30, 2003.

  COMMODITY PRICE SENSITIVITY

     Heinz Finance is the purchaser of certain commodities such as corn, soybean oil and soybean meal. Heinz Finance generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. Heinz Finance may enter into commodity futures, swaps and option contracts to reduce the effect of price fluctuations on forecasted purchases. Heinz Finance held commodity contracts to hedge certain forecasted purchases with a notional amount of $21 million and $30 million at April 30, 2003 and May 1, 2002, respectively. Such contracts generally have a term of less than one year, and are accounted for as cash flow hedges if they meet certain qualifying criteria. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive gain/loss and is recognized as part of cost of products sold at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other expenses, net. Net unrealized losses related to commodity contracts held by Heinz Finance were not material at April 30, 2003 or May 1, 2002.

  FOREIGN EXCHANGE RATE SENSITIVITY

     Heinz Finance's cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists due to Heinz Finance's foreign currency denominated borrowings. Heinz Finance had Euro denominated borrowings totaling $335.6 million and $272.1 million at April 30, 2003 and May 1, 2002, respectively. These debt obligations are due in January 2005. Losses of $65.4 million and $3.8 million due to exchange rate variation were reported in other expenses, net for the years ended April 30, 2003 and May 1, 2002, respectively. These Euro denominated notes are designated as net investment hedges of foreign operations at the Heinz level. Because Heinz Finance does not have foreign operations, the changes in value due to exchange rate variation does not qualify for hedge accounting treatment at Heinz Finance.

  EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES

     As of April 30, 2003, the potential gain or loss in the fair value of Heinz Finance's outstanding interest rate contracts, commodity contracts and foreign currency denominated borrowings, assuming a hypothetical 10% fluctuation in swap rates, market prices and currency rates, respectively, would be approximately:

                   (Dollars in millions)                      Fair Value Effect
                   ---------------------                      -----------------
Interest rate swap contracts                                        $117
Commodity contracts                                                 $  2
Foreign currency denominated borrowings                             $ 34

In relation to interest rate contracts and commodity contracts, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items.

  INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by Heinz Finance in future periods. Management believes, however, that such effect have not been material to us during the past three years.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. Heinz Finance's financial position continues to remain strong, enabling it to meet cash requirements for operations.

DISCUSSION OF SIGNIFICANT ACCOUNTING ESTIMATES

     In the ordinary course of business, Heinz Finance has a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Our actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  MARKETING COSTS

     Trade promotions are an important component of the sales and marketing of Heinz Finance's products, and are critical to the support of its business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of Heinz Finance's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on expected levels of performance. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to Heinz Finance. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by Heinz Finance's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method. We record adjustments to the carrying value of inventory based upon our forecasted plans to sell our inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing our valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of buildings and equipment should be shortened, we would depreciate the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

  LONG-LIVED ASSETS

     Long-lived assets including fixed assets and intangible assets with finite useful lives are evaluated periodically by Heinz Finance for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, Heinz Finance recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgment and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, foreign exchange rates, devaluation and inflation, and as such may differ from actual cash flows.

  GOODWILL AND INDEFINITE LIVED INTANGIBLES

     Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Heinz Finance's impairment review is based on a discounted cash flow approach that requires significant management judgments similar to those noted above for long-lived assets, and to the selection of an appropriate discount rate. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Heinz Finance uses its judgment in assessing whether assets may have become impaired between annual valuations. Indica-tors such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, acts by governments and courts, may signal that an asset has become impaired.

  INCOME TAXES

     Heinz Finance accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Judgment is required in determining Heinz Finance's provision for income taxes. In the ordinary course of Heinz Finance's business, there are some transactions for which the ultimate tax outcome is uncertain. Heinz Finance adjusts its income tax provision in the period it is probable that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 19.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Auditors..............................   23
Consolidated and Combined Statements of Income..............   24
Consolidated Balance Sheets.................................   25
Consolidated Statements of Shareholders' Equity.............   26
Consolidated and Combined Statements of Cash Flows..........   27
Notes to Consolidated and Combined Financial Statements.....   28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
  H. J. Heinz Finance Company

     In our opinion, the accompanying consolidated balance sheets and the related consolidated and combined statements of income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Finance Company ("the Company") and its subsidiaries at April 30, 2003 and May 1, 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated and combined financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" which was adopted as of May 2, 2002.

                                          PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
July 1, 2003

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                                                                 Fiscal Year Ended
                                                     ------------------------------------------
                                                     April 30, 2003   May 1, 2002   May 2, 2001
                                                       (52 Weeks)     (52 Weeks)    (52 Weeks)
                                                     --------------   -----------   -----------
                                                               (Dollars in thousands)
Sales..............................................    $3,162,335     $2,833,517    $2,806,020
Cost of products sold..............................     2,020,539      1,789,588     1,740,020
                                                       ----------     ----------    ----------
Gross profit.......................................     1,141,796      1,043,929     1,066,000
Selling, general and administrative expenses.......       602,994        456,753       541,474
Royalty expense to related parties.................       159,532        139,350        85,015
                                                       ----------     ----------    ----------
Operating income...................................       379,270        447,826       439,511
Interest income....................................        23,703         35,673        43,397
Interest expense...................................       146,492        142,920        20,712
Dividends from related parties.....................       123,876        130,720            --
Currency loss......................................        65,002          3,761            --
Other expenses, net................................        57,065          4,850        18,041
                                                       ----------     ----------    ----------
Income from continuing operations before income
  taxes, minority interest and cumulative effect of
  accounting changes...............................       258,290        462,688       444,155
Provision for income taxes.........................        28,077         65,872       166,884
                                                       ----------     ----------    ----------
Income from continuing operations before minority
  interest and cumulative effect of accounting
  changes..........................................       230,213        396,816       277,271
Minority interest..................................      (176,004)      (287,395)           --
                                                       ----------     ----------    ----------
Income from continuing operations before cumulative
  effect of accounting changes.....................        54,209        109,421       277,271
(Loss)/income from discontinued operations, net of
  tax and minority interest........................       (23,313)       (35,704)       33,213
                                                       ----------     ----------    ----------
Income before cumulative effect of accounting
  changes..........................................        30,896         73,717       310,484
Cumulative effect of accounting changes............            --             --        (3,586)
                                                       ----------     ----------    ----------
Net income.........................................    $   30,896     $   73,717    $  306,898
                                                       ==========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              April 30, 2003   May 1, 2002
                                                              --------------   -----------
                                                                 (Dollars in thousands)
                                          ASSETS
Current assets:
Cash and cash equivalents...................................    $  194,266     $    6,464
  Receivables (net of allowances: 2003 -- $6,274;
    2002 -- $2,546).........................................       400,565        524,136
  Due from related parties..................................        24,603         44,660
  Short-term notes receivable from related parties..........       217,988        921,014
  Inventories:
    Finished goods and work-in-process......................       275,295        316,837
    Packaging material and ingredients......................       111,594        107,362
  Prepaid expenses and other current assets.................        29,901         45,363
  Current assets of discontinued operations.................            --        539,284
                                                                ----------     ----------
      Total current assets..................................     1,254,212      2,505,120
Property, plant and equipment:
  Land......................................................        15,450         15,545
  Buildings and leasehold improvements......................       285,094        273,203
  Equipment, furniture and other............................       819,750        843,070
  Less accumulated depreciation.............................      (482,981)      (454,493)
                                                                ----------     ----------
      Total property, plant and equipment, net..............       637,313        677,325
Other non-current assets:
  Long-term notes receivable from related parties...........            --         35,000
  Investments in related parties............................     1,895,245      1,895,245
  Goodwill..................................................     1,008,734      1,001,103
  Other intangible assets...................................       257,378        265,929
  Other non-current assets..................................       512,803        239,152
  Non-current assets of discontinued operations.............            --        865,575
                                                                ----------     ----------
      Total other non-current assets........................     3,674,160      4,302,004
                                                                ----------     ----------
      Total assets..........................................    $5,565,685     $7,484,449
                                                                ==========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt with related parties......................    $   82,716     $  132,164
  Portion of long-term debt within one year.................         1,738        451,350
  Accounts payable..........................................       212,751        242,155
  Accounts payable to related parties.......................        98,947        121,945
  Accrued marketing.........................................        67,840         37,047
  Accrued interest..........................................        66,170         79,442
  Other accrued liabilities.................................        54,520         87,093
  Current liabilities of discontinued operations............            --         68,335
                                                                ----------     ----------
    Total current liabilities...............................       584,682      1,219,531
Long-term debt and other liabilities:
  Long-term debt............................................     3,981,145      3,935,925
  Deferred income taxes.....................................        14,511         19,780
  Other liabilities.........................................         5,979         14,251
  Non-current liabilities of discontinued operations........            --         25,559
                                                                ----------     ----------
    Total long-term debt and other liabilities..............     4,001,635      3,995,515
Minority interest...........................................       457,493      1,758,476
Mandatorily Redeemable Series A Preferred shares............       325,000        325,000
Shareholders' equity:
  Common stock, 1,001,000 shares authorized, 10,560 shares
    issued, $1.00 par value.................................            11             11
  Additional capital........................................       128,050        128,050
  Retained earnings.........................................        68,697         58,035
  Accumulated other comprehensive gain/(loss)...............           117           (169)
                                                                ----------     ----------
    Total shareholders' equity..............................       196,875        185,927
                                                                ----------     ----------
    Total liabilities and shareholders' equity..............    $5,565,685     $7,484,449
                                                                ==========     ==========

     The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated
                                             Common Stock                                 Other           Total
                           Comprehensive   ----------------   Additional   Retained   Comprehensive   Shareholders'
(Amounts in thousands,        Income       Shares   Dollars    Capital     Earnings    Gain/(Loss)       Equity
except share amounts)      -------------   ------   -------   ----------   --------   -------------   -------------
Original contribution of
  net assets.............                  10,560     $11      $135,386          --     $    (261)      $135,136
Net income -- 2002.......     $73,717          --      --            --    $ 73,717            --         73,717
Other comprehensive
  income (loss), net of
  tax:
  Net change in fair
    value of cash flow
    hedges...............         252          --      --            --          --           252            252
  Net hedging gains
    reclassified into
    earnings.............        (160)         --      --            --          --          (160)          (160)
                              -------
Comprehensive income.....     $73,809
                              =======
Dividends paid to
  preferred
  shareholders...........                      --      --            --     (15,682)           --        (15,682)
Adjustment to original
  net assets
  contributed............                      --      --        (7,336)         --            --         (7,336)
                                           ------     ---      --------    --------     ---------       --------
Balance at May 1, 2002...                  10,560      11       128,050      58,035          (169)       185,927
Net income -- 2003.......     $30,896          --      --            --      30,896            --         30,896
Other comprehensive
  income (loss), net of
  tax:
  Net change in fair
    value of cash flow
    hedges...............      23,120          --      --            --          --        23,120         23,120
  Net hedging gains
    reclassified into
    earnings/spun-off....     (22,834)         --      --            --          --       (22,834)       (22,834)
                              -------
Comprehensive income.....     $31,182
                              =======
Dividends paid to
  preferred
  shareholders...........                      --      --            --     (20,234)           --        (20,234)
                                           ------     ---      --------    --------     ---------       --------
Balance at April 30,
  2003...................                  10,560     $11      $128,050    $ 68,697     $     117       $196,875
                                           ======     ===      ========    ========     =========       ========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                          ------------------------------------------
                                                          April 30, 2003   May 1, 2002   May 2, 2001
                                                            (52 Weeks)     (52 Weeks)    (52 Weeks)
                                                          --------------   -----------   -----------
                                                                    (Dollars in thousands)
OPERATING ACTIVITIES:
Net income..............................................    $   30,896      $  73,717     $ 306,898
Adjustments to reconcile net income to cash provided by
  (used for) operating activities:
  Depreciation..........................................        68,927         67,639        70,277
  Amortization..........................................        11,613         39,499        51,464
  Deferred tax (benefit)/provision......................        (9,308)        14,467        29,417
  Loss on sale of The All American Gourmet business.....            --             --        94,600
  Minority interest.....................................       274,022        445,707            --
  Currency loss.........................................        65,002          3,761            --
  Provision for transaction costs and restructuring.....        16,472         (3,561)      257,983
  Deferred income.......................................        (8,408)         1,646        22,162
  Other items, net......................................        24,266         (6,926)      (11,605)
  Changes in current assets and liabilities, excluding
    effects of acquisitions and divestitures:
    Receivables.........................................       164,111       (215,473)     (158,331)
    Inventories.........................................        44,395       (466,937)       73,329
    Due from/to related parties.........................        63,269        142,651      (413,346)
    Prepaid expenses and other current assets...........       (18,197)        (3,225)        2,989
    Accounts payable....................................         6,479        (82,632)       10,094
    Accrued liabilities.................................         8,772        (46,396)     (230,964)
    Income taxes........................................        (7,512)         3,175       (27,445)
                                                            ----------      ---------     ---------
      Cash provided by (used for) operating
         activities.....................................       734,799        (32,888)       77,522
                                                            ----------      ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures..................................       (59,630)       (77,205)     (183,494)
  Proceeds from disposals of property, plant and
    equipment...........................................         5,408          3,274       165,450
  Acquisitions, net of cash acquired....................            --       (809,390)     (229,916)
  Proceeds from divestitures............................                           --        96,524
  Investment in The Hain Celestial Group, Inc...........            --             --       (79,743)
  Other items, net......................................        (1,006)         8,544          (827)
                                                            ----------      ---------     ---------
      Cash used for investing activities................       (55,228)      (874,777)     (232,006)
                                                            ----------      ---------     ---------
FINANCING ACTIVITIES:
  Payments on long-term debt............................      (651,136)      (309,900)      (12,160)
  Proceeds from long-term debt..........................            --      1,992,792            --
  Proceeds received from Heinz related to the spin-off
    of SKF Foods, net...................................     1,062,143             --            --
  Payments on commercial paper, net.....................       (89,142)      (168,858)           --
  Payments on short-term debt with related parties,
    net.................................................      (384,332)      (788,844)           --
  Payments of dividends to related parties..............            --             --      (350,648)
  Distributions to minority partners....................      (412,924)      (108,856)           --
  Dividends on preferred shares.........................       (20,234)       (15,682)           --
  Proceeds from mandatorily redeemable Series A
    preferred shares....................................            --        325,000            --
  Net parent advances...................................            --             --       515,363
  Other items, net......................................         3,396        (21,190)           --
                                                            ----------      ---------     ---------
      Cash (used for) provided by financing
         activities.....................................      (492,229)       904,462       152,555
                                                            ----------      ---------     ---------
Net increase/(decrease) in cash and cash equivalents....       187,342         (3,203)       (1,929)
  Cash and cash equivalents, beginning of year..........         6,924         10,127         2,322
                                                            ----------      ---------     ---------
  Cash and cash equivalents, end of year................    $  194,266      $   6,924     $     393
                                                            ==========      =========     =========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     On May 3, 2001, H. J. Heinz Company ("Heinz") reorganized its U.S. corporate structure and established centers of excellence for the management of U.S. trademarks and for U.S. treasury functions. As a result, all of the U.S. treasury and business operations of Heinz's domestic operations ("the U.S. Group") are now being conducted by H. J. Heinz Finance Company and its wholly-owned subsidiaries, and H. J. Heinz Company, L.P. ("Heinz LP") collectively referred to as "Heinz Finance" in the accompanying notes. H. J. Heinz Finance Company has limited partnership interests in Heinz LP. As part of the reorganization, substantially all assets and liabilities of the U.S. Group, except for finished goods inventories, which were retained by Heinz, were contributed to Heinz LP by Heinz. In addition, certain assets and liabilities that related to the U.S. Group were assumed by Heinz Finance during Fiscal 2002 and 2003. H. J. Heinz Finance Company also assumed primary liability for approximately $2.9 billion of Heinz's outstanding senior unsecured debt and accrued interest by becoming co-obligor with Heinz.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States which were contributed by Heinz and its subsidiaries, together with other assets and liabilities, to Heinz LP and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of the U.S. Group. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the April 30, 2003 and May 1, 2002 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are shown as minority interest in the Heinz consolidated financial statements.

     The preparation of the May 2, 2001 combined financial statements include the use of "carve out" and "push down" accounting procedures wherein assets, liabilities and expenses historically recorded or incurred at the parent company level or an affiliate of Heinz, which related to or were incurred on behalf of the U.S. Group, have been identified and allocated or pushed down as appropriate to reflect results of the U.S. Group for the periods presented. See Note (7), for a further discussion regarding the allocation of Heinz parent company costs.

2.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     Heinz Finance operates on a 52- or 53-week fiscal year ending the Wednesday nearest April 30. Fiscal years for the financial statements included herein ended April 30, 2003, May 1, 2002 and May 2, 2001.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  PRINCIPLES OF CONSOLIDATION AND COMBINATION

     The consolidated and combined financial statements include the accounts of Heinz Finance. All intercompany accounts and transactions have been eliminated. Investments owned less than 50%, where significant influence exists, are accounted for on an equity basis. Certain prior-year amounts have been reclassified in order to conform with Fiscal 2003 presentation. The accounting policies of Heinz Finance and the U.S. Group are the same.

  USE OF ESTIMATES

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  CASH EQUIVALENTS

     Cash equivalents are defined as highly liquid investments with original maturities of 90 days or less.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally under the average cost method.

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed periodically for possible impairment. Heinz Finance's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds its future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

  INTANGIBLES

     Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed periodically for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. Prior to 2002, goodwill and intangible assets with indefinite useful lives were amortized over periods not exceeding 40 years. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  PARENT COMPANY'S INVESTMENT

     Heinz's investment for Fiscal 2001 represents the original investment by Heinz plus accumulated net income, less dividends, capital contributions, certain intercompany accounts and current federal and state income taxes payable.

  REVENUE RECOGNITION

     Heinz Finance recognizes revenue when title, ownership and risk of loss pass to the customer.

  ADVERTISING EXPENSES

     Advertising costs are expensed in the year in which the advertising first takes place.

  INCOME TAXES

     Until July 6, 2001, Heinz Finance joined with Heinz in the filing of a consolidated U.S. income tax return and state income tax returns. After July 6, 2001, H. J. Heinz Finance Company began filing its own consolidated U.S. income tax return. U.S. tax expense for all periods prior to July 7, 2001, and state tax expense for all years includes the effect of certain tax sharing agreements Heinz Finance has with Heinz regarding these consolidated filings. Specifically, Heinz charged (refunded) Heinz Finance at the U.S. statutory rate for its actual taxable income (loss). In addition, Heinz charges Heinz Finance for its share of consolidated state tax expense based on Heinz Finance's share of the state allocation factors.

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  FINANCIAL INSTRUMENTS

     Heinz Finance's financial instruments consist primarily of cash and cash equivalents, short-term and long-term notes receivable from related parties, short-term debt with related parties, long-term debt, swaps, commodity futures, and option contracts. The carrying values for Heinz Finance's financial instruments approximate fair value with the exception at times of long-term debt. As of April 30, 2003 and May 1, 2002, the fair value of debt obligations approximated the recorded value. As a policy, Heinz Finance does not engage in speculative or leveraged transactions, nor does Heinz Finance hold or issue financial instruments for trading purposes.

     Heinz Finance uses derivative financial instruments for the purpose of hedging price and interest rate exposures, which exist as part of ongoing business operations. Heinz Finance carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Interest rate swaps designated as fair value hedges are presented as a component of other non-current assets. All other derivatives are included in receivables or accounts payable, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated and combined statements of cash flows within operating activities as a component of other items, net.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In Fiscal 2001, Heinz Finance changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, adopted retroactive to May 4, 2000, Heinz Finance

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

recognizes revenue upon the passage of title, ownership and risk of loss to the customer. The cumulative effect of the change on prior years resulted in a charge to income in Fiscal 2001 of $3.2 million (net of income taxes of $1.9 million). The change did not have a significant effect on revenue or results of operations for the year ended May 2, 2001.

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

     The effects of adopting the new standards on net income are as follows:

                                                                       Net Income
                                                              ----------------------------
                                                                   Fiscal Year Ended
                                                              ----------------------------
(in thousands)                                                 2003      2002       2001
--------------                                                -------   -------   --------
Income before cumulative effect of accounting changes.......  $30,896   $73,717   $312,109
Add: Goodwill amortization, net of tax and minority
  interest..................................................       --     1,362     29,112
  Trademark amortization, net of tax and minority
     interest...............................................       --        --      2,138
                                                              -------   -------   --------
Adjusted net income before cumulative effect of accounting
  changes...................................................   30,896    75,079    343,359
Cumulative effect of accounting changes.....................       --        --     (5,211)
                                                              -------   -------   --------
Adjusted net income.........................................  $30,896   $75,079   $338,148
                                                              =======   =======   ========

     Income from continuing operations for Fiscal 2002 and 2001 would have been $110.1 million and $288.1 million, respectively, had the provisions of the new standards been applied as of May 4, 2000.

     Changes in the carrying amount of goodwill for the fiscal year ended April 30, 2003 by reportable segment are as follows:

                                                    Heinz
                                                    North       U.S.
(in thousands)                                     America     Frozen      Total
--------------                                     --------   --------   ----------
Balance at May 1, 2002...........................  $530,722   $470,381   $1,001,103
Purchase accounting adjustments..................     1,584      5,426        7,010
Other............................................       621         --          621
                                                   --------   --------   ----------
Balance at April 30, 2003........................  $532,927   $475,807   $1,008,734
                                                   ========   ========   ==========

     Trademarks and other intangible assets at April 30, 2003 and May 1, 2002, subject to amortization expense, are as follows:

                                 April 30, 2003                        May 1, 2002
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (2,051)    $ 37,052   $ 39,103    $    (835)    $ 38,268
Licenses.............   208,186     (112,617)      95,569    208,186     (106,730)     101,456
Other................    75,907      (42,269)      33,638     74,786      (39,681)      35,105
                       --------    ---------     --------   --------    ---------     --------
                       $323,196    $(156,937)    $166,259   $322,075    $(147,246)    $174,829
                       ========    =========     ========   ========    =========     ========

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Amortization expense for trademarks and other intangible assets subject to amortization was $9.6 million for Fiscal 2003. Based upon the amortizable intangible assets recorded on the balance sheet at April 30, 2003, amortization expense for each of the next five years is estimated to be approximately $10.0 million.

     Intangible assets not subject to amortization at April 30, 2003 and May 1, 2002, were $91.1 million and consisted solely of trademarks.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on Heinz Finance's financial position, results of operations or cash flows for the fiscal year ended April 30, 2003.

     During Fiscal 2003, Heinz Finance adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability.

     During Fiscal 2003, Heinz Finance adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 were effective as of January 29, 2003. The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Heinz Finance has not issued or modified any material guarantees since December 31, 2002.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of Heinz Finance's $325 million of mandatorily redeemable preferred shares to the liabilities section of the consolidated balance sheet and the $20.2 million annual preferred dividend from retained earnings on the consolidated balance sheet to interest expense on the consolidated statement of income.

4.  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including Heinz Finance's U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and U.S. infant feeding businesses, and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte ("the Merger").

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     In accordance with accounting principles generally accepted in the United States of America, the operating results and net assets related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated and combined statements of income and consolidated balance sheets. Discontinued operations for the fiscal year ended April 30, 2003 represents operating results for eight months. The net assets of discontinued operations owned by Heinz Finance were distributed to Heinz which reduced Heinz's Class A interest in Heinz LP thus reducing Heinz Finance's minority interest balance on the consolidated balance sheet. In connection with this distribution, the terms of the Heinz LP agreement were amended such that the Class B partners will now receive an improved economic interest in the partnership by giving them a higher priority with respect to distributions and an increased share in residual income.

     The discontinued operations generated sales of $1,052.6 million, $1,357.7 million and $1,744.4 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit), a net loss of $35.7 million (net of $19.6 million of a tax benefit) and net income of $33.2 million (net of $38.5 million of a tax provision) for Fiscal 2003, 2002 and 2001, respectively.

     Net assets related to discontinued operations of $1,311.0 million are reported on the May 1, 2002 consolidated balance sheet. These net assets consist of the following:

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
                                                              ==========

5.  ACQUISITIONS/DIVESTITURES

     All of the following acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated and combined statements of income from the respective acquisition dates forward.

     Pro forma results of Heinz Finance, assuming all of the following acquisitions and divestitures had occurred at the beginning of each period presented, would not be materially different from the results reported.

  FISCAL 2003

     There were no significant acquisitions or divestitures made by Heinz Finance in Fiscal 2003.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  FISCAL 2002

     Heinz Finance acquired the following businesses for a total of $813.9 million, which was paid primarily in cash, including obligations to sellers of $2.5 million:

     - In July 2001, Heinz Finance completed the acquisition of Borden Food Corporation's pasta sauce, dry bouillon and soup businesses including such brands as Classico pasta sauces, Aunt Millie's pasta sauce, Mrs. Grass Recipe soups and Wyler's bouillons and soups.

     - In August 2001, Heinz Finance completed the acquisition of Delimex Holdings, Inc., a leading maker of frozen Mexican food products such as taquitos, quesadillas, tamales and rice bowls.

     - In September 2001, Heinz Finance completed the acquisition of Anchor Food Products branded retail business, which includes the retail licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers and the Popper's brand of retail appetizer lines.

     - Heinz Finance also made other smaller acquisitions.

     The allocation of the purchase price resulted in goodwill of $578.3 million, which was assigned to the U.S. Frozen segment ($380.7 million) and Heinz North America segment ($197.5 million). Of that amount, $367.8 million is expected to be deductible for tax purposes. In addition, $186.0 million of intangible assets were acquired, of which $91.1 million was assigned to brands and trademarks that are not subject to amortization. The remaining $94.9 million of acquired intangible assets has a weighted-average useful life of approximately 27 years. The intangible assets that make up that amount include brands and trademarks of $39.1 million (38-year weighted-average useful life), licensing agreements of $45.8 million (20-year weighted-average useful life) and patents of $10.0 million (18-year weighted-average useful life).

  FISCAL 2001

     Heinz Finance acquired businesses for a total of $234.0 million, including obligations to sellers of $4.1 million. The allocations of the purchase price resulted in goodwill of $186.5 million and trademarks and other intangible assets of $0.1 million.

     On March 1, 2001, Heinz Finance acquired two privately held U.S. foodservice companies: Cornucopia, Inc. of Irvine, California, and Central Commissary, Inc. of Phoenix, Arizona. Both companies make and market refrigerated and frozen reciped food products. Also during Fiscal 2001, Heinz Finance completed the acquisitions of IDF Holdings, Inc., the parent of International DiverseFoods Inc., a leading manufacturer of customized dressings, sauces, mixes and condiments for restaurant chains and foodservice distributors, and Alden Merrell Corporation, a manufacturer of high-quality, premium-priced frozen desserts for casual dining restaurants and foodservice distributors.

     On June 19, 2000, Heinz Finance exercised its preemptive right to purchase an additional 2,582,774 shares of The Hain Celestial Group, Inc. ("Hain") for $79.7 million, or $30.88 per share. The transaction restored Heinz Finance's ownership interest in Hain to 19.5%. Heinz Finance's ownership was diluted as a result of Hain's stock-for-stock merger with Celestial Seasonings on May 30, 2000.

     On February 9, 2001, Heinz Finance announced it had sold The All American Gourmet business and it Budget Gourmet and Budget Gourmet Value Classics brands of frozen entrees for $55.0 million. The transaction resulted in a pretax loss of $94.6 million.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6.  SPECIAL ITEMS

  DEL MONTE AND OTHER REORGANIZATION COSTS

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $55.3 million pretax. In addition, during Fiscal 2003, Heinz Management Company recognized Del Monte transaction costs and costs to reduce overhead of the remaining business totaling $34.2 million pretax. These costs were then charged to Heinz Finance through the management fee charged to Heinz Finance by Heinz Management Company for all salaried employee costs. These total charges of $89.5 million pretax were comprised of $39.6 million related to the early retirement of debt, $24.4 million in employee termination and severance costs, $14.7 million for legal, professional and other related costs, and $10.8 million in non-cash asset write-downs. Of this amount, $6.0 million was included in cost of products sold, $44.0 million in selling, general and administrative expense ("SG&A"), and $39.6 million in other expenses, net. As of April 30, 2003, $14.1 million was included in accounts payable to related parties and other accrued liabilities related to Del Monte and other reorganization costs.

  STREAMLINE

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline" which includes an organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, Heinz Finance utilized $1.0 million of severance and exit cost accruals, principally related to its overhead reduction plan. In addition, as a result of the spin-off of SKF Foods, a $3.4 million restructuring liability related to ceasing canned pet food production at the Company's Terminal Island, California facility was transferred to Del Monte.

     In the fourth quarter of Fiscal 2002, Heinz Finance recorded a benefit of $1.1 million pretax, classified as SG&A, to reflect revisions in original cost estimates. In addition, Heinz Management Company, a wholly-owned subsidiary of Heinz, assumed a portion of the Heinz Finance's restructuring liability as a result of the realignment that occurred on May 3, 2001.

     During Fiscal 2001, Heinz Finance recognized restructuring charges and implementation costs totaling $15.3 million pretax, which primarily include severance costs and were classified as SG&A.

 OPERATION EXCEL

     In Fiscal 1999, Heinz announced a growth and restructuring initiative, named "Operation Excel." This initiative was a multi-year, multi-faceted program which established manufacturing centers of excellence, focused the product portfolio, realigned Heinz Finance's management teams and invested in growth initiatives. Heinz Finance substantially completed Operation Excel in Fiscal 2002.

     During Fiscal 2002, Heinz Management Company, a wholly-owned subsidiary of Heinz, assumed a portion of the Heinz Finance's restructuring liability as a result of the realignment that occurred on May 3, 2001.

     During Fiscal 2001, Heinz Finance recognized restructuring charges of $1.7 million pretax in cost of products sold. This charge was offset by reversals of unutilized Operation Excel accruals and asset write-downs of $16.7 million pretax. These reversals were recorded in cost of products sold ($4.1 million) and SG&A ($12.6 million) and were primarily the result of revisions in estimates of fair values of assets which were disposed of as part of Operation Excel. Implementation costs of $52.1 million pretax were also recognized in Fiscal 2001. These costs were classified as costs of products sold ($21.6 million) and SG&A ($30.5 million).

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  RELATED PARTY TRANSACTIONS

 EMPLOYEE COSTS

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. In Fiscal 2001, total costs allocated, which included charges for salaries of corporate officers and staff and other Heinz corporate overhead, were based on a percent of revenue which represents a reasonable allocation in the opinion of management. In Fiscal 2003 and 2002, these costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $333.1 million, $334.8 million and $28.4 million for Fiscal 2003, 2002 and 2001, respectively. These costs are recorded as cost of products sold or SG&A expense in the accompanying consolidated and combined statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations were $75.8 million, $65.2 million and $80.3 million for Fiscal 2003, 2002 and 2001, respectively, and are recorded in SG&A expense in the accompanying consolidated and combined statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans. See Note (13).

 CASH MANAGEMENT

     In Fiscal 2001, the U.S. Group maintained a cash management arrangement with Heinz. On a daily basis, all available cash was deposited and disbursements were withdrawn. Heinz charged (credited) the U.S. Group interest on the average daily balance maintained in the resulting intercompany account. Net interest expense related to this arrangement, included in the combined statement of income was $15.0 million in Fiscal 2001. The interest rate charged to or received by the U.S. Group was 7.34% in Fiscal 2001.

     Beginning in Fiscal 2002, Heinz Finance became the treasury center for cash management and debt financing for all of Heinz's domestic operations. As a result, $100.3 million and $788.9 million of net short-term notes receivable with related parties are recorded on the consolidated balance sheets as of April 30, 2003 and May 1, 2002, respectively. In addition, in Fiscal 2003, Heinz Finance entered into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz, which have a zero balance as of April 30, 2003. An average interest rate of 1.65% and 2.99% was charged on these combined domestic and foreign notes resulting in $31.5 million and $34.2 million of net interest income for Fiscal 2003 and 2002, respectively.

 PRODUCT SALES AND PURCHASES

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The result of related party transactions is the $24.6 million and $44.7 million balances due from related parties in Fiscal 2003 and 2002, respectively, and the $98.9 million and $121.9 million balances for accounts payable to related parties in Fiscal 2003 and 2002, respectively. Product sales to related parties were $48.3 million, $42.0 million and $38.1 million in Fiscal 2003, 2002 and 2001, respectively, and purchases from related parties were $28.0 million, $23.7 million and $4.5 million in Fiscal 2003, 2002 and 2001, respectively.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

 OTHER RELATED PARTY ITEMS

     In Fiscal 2002 and 2001, Heinz Finance sold undivided interests in certain accounts receivable to a fully consolidated subsidiary of Heinz, Receivables Servicing Company ("RSC"). Heinz Finance sold $619.2 million and $1,291.0 million of receivables net of discount expense of $2.8 million and $9.4 million in Fiscal 2002 and 2001, respectively, to RSC. At the fiscal years ending 2002 and 2001, respectively, Heinz Finance had $0 and $126.9 million of receivables sold to RSC. These sales were reflected as reductions of trade accounts receivable. Heinz Finance's contract with RSC terminated in December 2001.

     Until the fourth quarter of Fiscal 2001, Heinz Finance had outstanding notes receivable from Heinz affiliates which were used for working capital purposes and to fund acquisitions. The short-term notes had an interest rate of 7.00%. The long-term notes had an interest rate of 6.75% with a maturity of May 2003. Interest income earned by Heinz Finance related to these receivables was $38.2 million in Fiscal 2001. In the fourth quarter of Fiscal 2001, these notes receivable from related parties were exchanged by Heinz Finance with a subsidiary of Heinz, PM Holding, Inc. ("PM Holding"), for $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding. In the third quarter of Fiscal 2003, Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz. The dividend amounted to $123.9 million and $130.7 million for Fiscal 2003 and 2002, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the consolidated balance sheets as of April 30, 2003 and May 1, 2002.

     Heinz Finance paid royalties of $159.5 million, $139.4 million and $85.0 million in Fiscal 2003, 2002 and 2001, respectively, to Promark International, Inc. and Promark Brands, Inc., indirect subsidiaries of Heinz, for the use of certain trademarks.

     The $35.0 million long-term note receivable from related parties recorded on the accompanying consolidated balance sheets as of May 1, 2002 relates to a receivable from Heinz that was contributed to Heinz Finance in exchange for common stock of Heinz Finance. The common stock balance on the statement of shareholders' equity reflects a 4-for-1 common stock split which occurred in Fiscal 2002. This note was classified as short-term as of April 30, 2003 given its maturity of April 29, 2004.

     Heinz Finance received an administrative fee from Heinz for acting as the agent in the sale of the retained inventory discussed in Note (1). This fee was $5.1 million for Fiscal 2002, which is recorded as income in SG&A expense in the accompanying consolidated statement of income.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

8.  INCOME TAXES

     The following table summarizes the provision for U.S. federal and state taxes on income from continuing operations:

                                                         2003      2002       2001
                                                        -------   -------   --------
                                                               (In thousands)
Current:
  U.S. federal........................................  $12,982   $49,396   $141,429
  State...............................................    3,749     5,536     (5,190)
                                                        -------   -------   --------
                                                         16,731    54,932    136,239
Deferred:
  U.S. federal........................................   10,681    10,515     26,353
  State...............................................      665       425      4,292
                                                        -------   -------   --------
                                                         11,346    10,940     30,645
                                                        -------   -------   --------
     Total tax provision..............................  $28,077   $65,872   $166,884
                                                        =======   =======   ========

     The differences between the U.S. federal statutory tax rate and Heinz Finance's consolidated and combined effective tax rate from continuing operations are as follows:

                                                              2003    2002    2001
                                                              -----   -----   ----
U.S. federal statutory tax rate.............................   35.0%   35.0%  35.0%
State income taxes (net of federal benefit).................    1.2     1.0    0.2
Goodwill amortization.......................................     --     0.2    0.7
Nontaxable minority interest in Heinz LP....................  (23.8)  (21.7)    --
Other.......................................................   (1.5)   (0.3)   1.7
                                                              -----   -----   ----
Effective tax rate..........................................   10.9%   14.2%  37.6%
                                                              =====   =====   ====

     The effective tax rate for Heinz Finance in Fiscal 2003 and 2002 is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax.

     The deferred tax (assets) and deferred tax liabilities applicable to continuing operations recorded on the balance sheet as of April 30, 2003 and May 1, 2002 are as follows:

                                                                2003      2002
                                                              --------   -------
                                                                (In thousands)
Depreciation/amortization...................................  $ 24,145   $20,310
Investment in limited partnership...........................    14,206     5,751
Other.......................................................     2,934       258
                                                              --------   -------
                                                                41,285    26,319
Hedging losses -- net.......................................   (25,601)   (1,388)
Operating loss carryforwards................................        --    (1,158)
Other.......................................................      (948)   (1,221)
                                                              --------   -------
                                                               (26,549)   (3,767)
                                                              --------   -------
Net deferred tax liabilities................................  $ 14,736   $22,552
                                                              ========   =======

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The U.S. income tax returns of Heinz have been audited by the Internal Revenue Service for all years through 1994. Heinz Finance has retained responsibility for its pro rata portion of income tax matters related to the spun-off businesses from the inception of Heinz LP up to December 20, 2002.

9.  DEBT AND PREFERRED STOCK

     In September 2001, Heinz and Heinz Finance entered into a 364-Day Credit Agreement, which was renewed in September 2002, and a Five-Year Credit Agreement, expiring in September 2006. The 364-day agreement permits Heinz and Heinz Finance to borrow up to $800 million. The five-year agreement permits Heinz and Heinz Finance to borrow up to $1.5 billion. These agreements support Heinz's and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result these borrowings are classified as long-term debt based upon Heinz Finance's ability to refinance these borrowings on a long-term basis. Long-term debt was comprised of the following as of April 30, 2003 and May 1, 2002:

                                                                 2003         2002
                                                              ----------   ----------
                                                              (Dollars in thousands)
Commercial Paper............................................  $       --   $   89,142
6.875% U.S. Dollar Notes due January 2003...................          --      199,963
5.75% U.S. Dollar Notes due February 2003...................          --      249,794
5.00% Euro Notes due January 2005...........................     335,621      272,051
6.00% U.S. Dollar Notes due March 2008......................     299,022      298,823
6.625% U.S. Dollar Notes due July 2011......................     749,142      749,038
6.00% U.S. Dollar Notes due March 2012......................     695,427      694,909
U.S. Dollar Remarketable Securities due November 2020.......     800,000    1,000,000
6.375% U.S. Dollar Debentures due July 2028.................     243,074      242,799
6.75% U.S. Dollar Notes due March 2032......................     547,316      547,223
Other U.S. Dollar due October 2016--November 2034
  (3.39-14.2%)..............................................      18,479       19,983
                                                              ----------   ----------
                                                               3,688,081    4,363,725
  SFAS 133 Hedge Accounting Adjustments (See Note 14).......     294,802       23,550
  Less portion due within one year..........................      (1,738)    (451,350)
                                                              ----------   ----------
     Total long-term debt...................................  $3,981,145   $3,935,925
                                                              ==========   ==========
Weighted-average interest rate on long-term debt, including
  the impact of applicable interest rate swaps..............        4.05%        4.54%
                                                              ==========   ==========

     The fair value of the debt obligations approximated the recorded value as of April 30, 2003 and May 1, 2002. Annual maturities of long-term debt during the next five fiscal years are $1.7 million in 2004, $336.1 million in 2005, $0.6 million in 2006, $0.4 million in 2007 and $299.5 million in 2008.

     In Fiscal 2002, Heinz Finance issued $325 million of 6.226% Voting Cumulative Preferred Stock, Series A with a liquidation preference of $100,000 per share. The preferred stock is required to be redeemed in July 2008.

     In March 2002, Heinz Finance issued $700 million of 6% Notes due 2012 and $550 million of 6.75% Notes due 2032. The notes are guaranteed by Heinz and the proceeds were used to retire commercial paper. The notes together with Heinz Finance's $750 million 6.625% Notes due 2011 were initially privately placed in reliance on exemptions from registration under the Securities Act of 1933. In March 2003, Heinz Finance exchanged new debt securities for these initial debt securities, with the

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

new debt securities being substantially identical in all respects to the initial debt securities, except for being registered under the Securities Act of 1933.

     As of April 30, 2003, Heinz Finance had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then Heinz Finance is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2002, the securities were remarketed at an effective yield to Heinz Finance of 6.56%.

     In Fiscal 2003, Heinz Finance used part of the proceeds received from Heinz from the Del Monte transaction to retire the following long-term debt:

                                                              (Dollars in thousands)
6.875% U.S. Dollar Notes due January 2003...................         $200,000
5.75% U.S. Dollar Notes due February 2003...................         $250,000
Remarketable Securities due November 2020...................         $200,000

     In connection with the early retirement of a portion of the Remarketable Securities due November 2020, Heinz Finance recorded a $39.6 million pretax charge in other expenses, net in the consolidated statement of income.

10.  PARENT COMPANY INVESTMENT/MINORITY INTEREST

     The components of the investment by Heinz as of May 2, 2001 are as follows:

                                                                   2001
                                                              --------------
                                                              (In thousands)
Parent company investment, beginning of year................   $ 4,198,271
Net income..................................................       306,898
Dividends paid to related parties...........................      (350,648)
Net parent advances.........................................       515,363
Transfer of investment balance..............................       (11,487)
                                                               -----------
Parent company investment, end of year......................   $ 4,658,397
                                                               ===========

     The components of Heinz Finance's minority interest balance as of April 30, 2003 and May 1, 2002 are as follows:

(In thousands)
Initial net asset contribution--May 3, 2001.................   $ 1,490,564
Minority partners' share of Fiscal 2002 income..............       445,707
Additional asset contribution/liability assumption..........       (68,939)
Distributions to minority partners--Fiscal 2002.............      (108,856)
                                                               -----------
Balance as of May 1, 2002...................................     1,758,476
Minority partners' share of Fiscal 2003 income..............       274,022
Additional liability assumption.............................        (1,667)
Distributions to minority partners--Fiscal 2003.............      (412,924)
Spin-off of SKF Foods.......................................    (1,160,414)
                                                               -----------
Balance as of April 30, 2003................................   $   457,493
                                                               ===========

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash paid during the year for:

                                                       2003       2002       2001
                                                     --------   --------   --------
                                                             (In thousands)
Interest expense...................................  $201,054   $182,202   $  1,569
                                                     ========   ========   ========
Income taxes.......................................  $ 31,120   $ 32,602   $     --
                                                     ========   ========   ========
Details of acquisitions:
Fair value of assets...............................  $     --   $863,771   $247,270
Liabilities(1).....................................        --     52,393     17,354
                                                     --------   --------   --------
Cash paid..........................................        --    811,378    229,916
Less cash acquired.................................        --      1,988         --
                                                     --------   --------   --------
Net cash paid for acquisitions.....................  $     --   $809,390   $229,916
                                                     ========   ========   ========

     Noncash activities:

  Net assets spun-off.............................  $1,159,000   $     --   $     --
                                                    ==========   ========   ========

---------------

(1) Includes obligations to sellers of $2.5 million and $4.1 million in 2002 and 2001, respectively.

12.  MANAGEMENT INCENTIVE PLAN

     Heinz's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. In Fiscal 2003 and 2002, all of Heinz Finance's compensation under the management incentive plan was recorded on the Heinz Management Company and subsequently charged back to Heinz Finance (see Note 7). Compensation under the management incentive plan was $4.1 million in 2001.

13.  EMPLOYEE RETIREMENT BENEFITS

     Employees participate in certain defined benefit pension plans, certain defined contribution plans, and certain stock option plans, all of which are sponsored by Heinz. Heinz Finance also provides post-retirement health care and life insurance benefits for employees who meet the eligibility requirements of the Heinz plans. Retirees share in the cost of these benefits based on age and years of service.

     Heinz allocates costs for the defined benefit plans to Heinz Finance as determined by actuarial valuations. Company contributions to the defined contribution plans amount to a qualified age-related contribution, a matching of employee's contributions up to a specified amount, and for certain employees, supplemental contributions.

     The following (income) expense was included in the Heinz Finance's statements of income:

                                                       2003       2002       2001
                                                      -------   --------   --------
                                                             (In thousands)
Defined Benefit Pension Plans.......................  $(1,667)  $ (2,514)  $(15,105)
Defined Benefit Postretirement Medical..............  $ 7,102   $  3,596   $  6,353
Defined Contribution Plans..........................  $ 2,468   $  1,780   $ 13,331

     Employees also participate in the Employee Stock Ownership Plan ("ESOP") and the Global Stock Purchase Plan ("GSPP"). Heinz established the ESOP in 1990 to replace in full or in part

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

Heinz Finance's cash-matching contributions to the H. J. Heinz Company Employees Retirement and Saving Plan, a 401(k) plan for salaried employees. The GSPP gives employees an option to acquire stock at the lower of 85% of the fair market value of Heinz's stock on the first or last day of a purchase period.

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its commodity price and interest rate exposures.

  COMMODITY PRICE HEDGING

     Heinz Finance uses commodity futures, swaps and option contracts in order to reduce price risk associated with forecasted purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Derivatives used to hedge forecasted commodity purchases that meet the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of changes in the fair value of these derivatives is deferred as a component of accumulated other comprehensive income and is recognized as part of cost of products sold at the time the hedged item affects earnings.

  INTEREST RATE HEDGING

     Heinz Finance uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

  HEDGE INEFFECTIVENESS

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net was a net loss of $0.1 million for the years ended April 30, 2003 and May 1, 2002. Heinz Finance excludes the time value component of option contracts from the assessment of hedge effectiveness.

  DEFERRED HEDGING GAINS AND LOSSES

     As of April 30, 2003, Heinz Finance is hedging forecasted transactions for periods not exceeding 12 months. During the next 12 months, Heinz Finance expects $0.1 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings. Net deferred gains reclassified to earnings because the hedged transaction was no longer expected to occur were not significant.

  OTHER ACTIVITIES

     Heinz Finance enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating commodity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     At April 30, 2003, the notional amount outstanding of commodity and interest rate derivative contracts was $21 million and $2.95 billion, respectively. At May 1, 2002, the notional amount outstanding of commodity and interest rate derivative contracts was $30 million and $2.05 billion, respectively. The fair value of derivative financial instruments was a net asset of $297 million and $23 million at April 30, 2003 and May 1, 2002, respectively.

  CONCENTRATIONS OF CREDIT RISK

     Counterparties to interest rate derivatives consist of large major international financial institutions. Heinz Finance continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While Heinz Finance may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. For Fiscal 2003, Wal-Mart Stores, Inc. represented more than 10% of Heinz Finance's sales and the top ten customers represented more than 30% of Heinz Finance's sales. Heinz Finance closely monitors the credit risk associated with these customers and has never experienced significant losses.

15.  SEGMENT DATA

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management. The Heinz North America segment now includes only those businesses that were retained by Heinz Finance following the Del Monte transaction. Prior periods have been restated to conform with current presentation.

     Descriptions of Heinz Finance's reportable segments are as follows:

     - Heinz North America -- This segment manufactures, markets and sells ketchup, condiments, sauces and pasta meals to the U.S. grocery and foodservice channels.

     - U.S. Frozen -- This segment manufactures, markets and sells frozen potatoes, entrees, snacks and appetizers.

     Heinz Finance's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income. Intersegment sales are accounted for at current market values. Items below the operating income line of the consolidated and combined statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by Heinz Finance's management.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information about Heinz Finance's reportable segments:

                             April 30,      May 1,       May 2,     April 30,      May 1,       May 2,
                                2003         2002         2001         2003         2002         2001
Fiscal Year Ended            (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)   (52 Weeks)
-----------------            ----------   ----------   ----------   ----------   ----------   ----------
                                                           (in thousands)
                                      Net External Sales                     Intersegment Sales
                             ------------------------------------   ------------------------------------
Heinz North America........  $1,998,327   $1,768,398   $1,836,796      $137        $  280       $2,870
U.S. Frozen................  1,164,008    1,065,119      969,224         33            28           --
                             ----------   ----------   ----------      ----        ------       ------
Consolidated and combined
  totals...................  $3,162,335   $2,833,517   $2,806,020      $170        $  308       $2,870
                             ==========   ==========   ==========      ====        ======       ======

                                  Operating Income (Loss)(d)
                             ------------------------------------
Heinz North America........  $ 241,626     $285,051     $417,834
U.S. Frozen................    139,889      165,484       23,257
Nonoperating(b)............     (2,245)      (2,709)      (1,580)
                             ----------    --------     --------
Consolidated and combined
  totals...................  $ 379,270     $447,826     $439,511
                             ==========    ========     ========

                                       Depreciation and
                                     Amortization Expense                 Capital Expenditures(a)
                             ------------------------------------   ------------------------------------
Total(c)...................   $80,540     $ 107,138    $ 121,741     $59,630      $77,205      $183,494
                              =======     ==========   ==========    =======      =======      ========

                                    Identifiable Assets(c)
                             ------------------------------------
Total North America........  $4,604,259   $6,195,915   $3,190,835
Nonoperating(b)............    961,426    1,288,534    2,410,656
                             ----------   ----------   ----------
Consolidated totals........  $5,565,685   $7,484,449   $5,601,491
                             ==========   ==========   ==========

---------------

(a) Excludes property, plant and equipment obtained through acquisitions.

(b) Includes charges/assets not directly attributable to operating segments.

(c) Amounts include discontinued operations.

(d) FISCAL YEAR ENDED APRIL 30, 2003: Heinz North America includes Del Monte transaction related costs and costs to reduce overhead of the remaining business totaling $89.5 million, of which $34.2 million was charged back to Heinz Finance by Heinz Management Company.

    FISCAL YEAR ENDED MAY 1, 2002: Heinz North America includes a net restructuring benefit related to the Streamline initiative totaling $1.1 million.

    FISCAL YEAR ENDED MAY 2, 2001: Includes net restructuring and implementation costs of Operation Excel as follows: Heinz North America $13.7 million and U.S. Frozen $23.3 million. Includes restructuring and implementation costs of the Streamline initiative in Heinz North America of $15.3 million. Includes the loss on the sale of The All American Gourmet in U.S. Frozen of $94.6 million. Includes acquisition costs in Heinz North America of $18.5 million.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Heinz Finance's revenues are generated via the sale of products in the following categories:

                                                                  Fiscal year ended
                                                      ------------------------------------------
                                                      April 30, 2003   May 1, 2002   May 2, 2001
                    (Unaudited)                         (52 Weeks)     (52 Weeks)    (52 Weeks)
               (Dollars in thousands)                 --------------   -----------   -----------
Ketchup, condiments and sauces......................    $1,672,299     $1,460,935    $1,571,408
Frozen foods........................................     1,375,161      1,267,986     1,146,960
Soups, beans and pasta meals........................        66,838         83,111        33,372
Other...............................................        48,037         21,485        54,280
                                                        ----------     ----------    ----------
Total...............................................    $3,162,335     $2,833,517    $2,806,020
                                                        ==========     ==========    ==========

16.  QUARTERLY RESULTS
     (UNAUDITED)

                                                                    2003
                                       --------------------------------------------------------------
                                         First        Second       Third        Fourth       Total
       (Dollars in thousands)          (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                       --------------------------------------------------------------
Sales................................   $689,279     $821,813     $798,229     $853,014    $3,162,335
Gross profit.........................    255,066      304,351      292,043      290,336    1,141,796
Income/(loss) from continuing
  operations.........................      6,773       30,081       (2,872)      20,227       54,209

                                                                    2002
                                       --------------------------------------------------------------
                                         First        Second       Third        Fourth       Total
       (Dollars in thousands)          (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
                                       --------------------------------------------------------------
Sales................................   $401,306     $738,263     $805,616    $ 888,332    $2,833,517
Gross profit.........................    139,146      279,055      293,546      332,182    1,043,929
Income from continuing operations....     25,335       23,443       37,116       23,527      109,421

     The first quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $6.1 million after tax.

     The second quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $5.2 million after tax.

     The third quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $30.9 million after tax.

     The fourth quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $31.4 million after tax. The fourth quarter of Fiscal 2002 includes a benefit of $1.1 million after tax related to the Streamline initiative.

17.  COMMITMENTS AND CONTINGENCIES

  LEGAL MATTERS

     Certain suits and claims have been filed against Heinz Finance and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on Heinz Finance's consolidated and combined financial position, results of operations or liquidity.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  LEASE COMMITMENTS

     Operating lease rentals for warehouses, production, office facilities and equipment amounted to $20.5 million in 2003, $26.6 million in 2002 and $30.9 million in 2001. Future lease payments for noncancellable operating leases as of April 30, 2003 totaled $118.0 million (2004 -- $15.6 million, 2005 -- $13.5 million, 2006 -- $9.6 million, 2007 -- $59.3 million, 2008 -- $0.5 million and thereafter -- $19.6 million).

     No significant credit guarantees existed between Heinz Finance and third parties as of April 30, 2003.

18.  ADVERTISING COSTS

     Advertising costs for Fiscal 2003, 2002 and 2001 were $155.3 million, $134.7 million and $141.4 million, respectively and are recorded either as a reduction of revenue or as a component of SG&A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     Heinz Finance's management, with participation of Heinz Finance's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Heinz Finance believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls over Financial Reporting

     No significant change in Heinz Finance's internal control over financial reporting occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Heinz Finance's control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          See table in Item 1.

ITEM 11.  EXECUTIVE COMPENSATION.

  Compensation of Directors

     We paid fees to our Independent Director for his service as a director. The Independent Director is entitled to receive annual compensation of $3,500 plus reimbursement of expenses for attendance at each meeting of the Board of Directors. We did not pay fees to directors who are not Independent Directors.

  Executive Compensation

     The following table sets forth information concerning the total compensation paid by us (except as discussed below for executive officers Cullo, Johnson, Winkleblack, Bertasso, Jimenez and Stein) to our executive officers for the periods set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                              -----------------------------------------
                                                                                       Awards(1)              Payouts
                                                                              ----------------------------   ----------
                                          Annual Compensation                                 Securities
                             ----------------------------------------------    Restricted     Underlying     Long-term
                                                             Other Annual        Stock        Options(2)     Incentive
Name and Principal Position  Year   Salary($)   Bonus($)    Compensation($)   Awards(1)($)   (No. Awarded)   Payouts($)
---------------------------  ----   ---------   ---------   ---------------   ------------   -------------   ----------
L. A. Cullo, Jr.(4).......   2003    169,096     168,822             --           107,660        13,319         -0 -
 President                   2002    152,472      23,737             --                --        13,000         -0 -
                             2001    139,320      62,195             --                --        15,000         -0 -
W. R. Johnson(5)..........   2003   1,050,000   1,530,000        69,106(6)      3,214,766       388,483         -0 -
 Chairman, President         2002   1,050,000    367,500        105,218                --       554,976         -0 -
 and CEO of Heinz            2001    970,000     721,851             --                --       554,976         -0 -
A. B. Winkleblack.........   2003    435,000     305,000             --           831,351        58,272         -0 -
 Vice President and          2002    138,308     160,000             --                --       110,995         -0 -
 Chief Financial and
 Accounting Officer(7)
M. J. Bertasso(8).........   2003    366,667     300,000             --           792,380        58,272         -0 -
 Senior Vice President       2002    300,000      65,552             --                --        55,498         -0 -
 of Heinz                    2001    285,000     165,360             --                --        55,498         -0 -
J. Jimenez................   2003    495,833     360,000             --           783,220        97,121         -0 -
 Executive Vice              2002    475,000     170,411             --                --       166,493         -0 -
 President of Heinz(9)
L. Stein(10)..............   2003    391,667     240,000             --           583,939        38,848         -0 -
 Vice President              2002    325,000      73,893             --                --        55,498         -0 -
 and Secretary               2001    300,000     186,418         62,187                --        55,498         -0 -


                                 All Other
Name and Principal Position  Compensation(3)($)
---------------------------  ------------------
L. A. Cullo, Jr.(4).......         25,750
 President                         21,685
                                   25,132
W. R. Johnson(5)..........        283,987
 Chairman, President              279,076
 and CEO of Heinz                 384,526
A. B. Winkleblack.........         91,922
 Vice President and                13,831
 Chief Financial and
 Accounting Officer(7)
M. J. Bertasso(8).........         72,724
 Senior Vice President                 --
 of Heinz                              --
J. Jimenez................         74,874
 Executive Vice                    56,376
 President of Heinz(9)
L. Stein(10)..............         53,972
 Vice President                    37,485
 and Secretary                     34,742

---------------

 (1) Amounts reflect grants of restricted stock units, including a grant in lieu of a portion of such officer's cash bonus for Fiscal 2003. The number of units awarded in such grants and their value as of April 30, 2003 were as follows: Mr. Cullo, 3,358, $100,337; Mr. Johnson, 98,142, $2,932,483; Mr.
     Winkleblack, 25,081, $749,420; Mr. Bertasso, 23,865, $713,086; Mr. Jimenez,
     24,173, $722,289; and Ms. Stein, 17,038, $509,095. The restricted stock units vest on September 12, 2007, except one-third of the restricted stock units will vest on September 12, 2003 because specific financial objectives were met, and the remainder may vest during the following two years if additional specific financial objectives are met. Dividend equivalents are paid on the restricted stock units at the same rate as paid on Heinz's common stock.

 (2) All option awards and those restricted stock unit awards made prior to the spin-off of certain businesses to Del Monte Corporation on December 20, 2002 have been adjusted to reflect the stock distribution made in connection with such spin-off.

 (3) Includes for Fiscal 2003 for Messrs. Cullo, Johnson, Winkleblack, Bertasso, Jimenez and Ms. Stein, respectively, the following: (i) amounts contributed by Heinz under Heinz's retirement and savings plans, $23,176, $209,804, $74,549, $61,344, $61,921, and $48,090; (ii) amounts attributable to "split dollar" life insurance previously provided by Heinz and since discontinued for executive officers, $2,574, $60,165, $17,373, $11,380, $12,953, and
     $5,882; and (iii) the portion of interest accrued (but not currently paid or payable) on deferred compensation above 120% of the applicable federal long-term rate, $0, $14,018, $0, $0, $0, and $0.

 (4) Executive officer Cullo is also employed by Heinz and receives a portion of his compensation from Heinz and the remainder from Heinz Finance.

 (5) Mr. Johnson is not employed by Heinz Finance, but has been included because of his position at Heinz, which pays all of his compensation. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for

     Mr. Johnson is determined by the Heinz Management Development and Compensation Committee. Because Mr. Johnson is an executive officer of Heinz and his compensation from Heinz was previously required to be disclosed, his compensation received from Heinz is included for the Heinz fiscal years ended May 1, 2002 and May 2, 2001.

 (6) Includes $19,637 paid by Heinz on behalf of Mr. Johnson for a Heinz vehicle and related costs.

 (7) Mr. Winkleblack became an executive officer of Heinz and Heinz Finance in January 2002. Executive officer Winkleblack is also employed by Heinz, and receives no direct compensation from Heinz Finance. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Mr. Winkleblack was determined by the Heinz Management Development and Compensation Committee. Because his compensation received from Heinz was previously required to be disclosed, his compensation received from Heinz is included for the Heinz fiscal year ended May 1, 2002.

 (8) Mr. Bertasso is not employed by Heinz Finance, but has been included because of his position at Heinz, which pays all of his compensation. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Mr. Bertasso is determined by the Heinz Management Development and Compensation Committee. Because Mr. Bertasso is an executive officer of Heinz and his compensation from Heinz was previously required to be disclosed, his compensation from Heinz is included for the Heinz fiscal years ended May 1, 2002 and May 2, 2001.

 (9) Mr. Jimenez is not employed by Heinz Finance, but has been included because of his position at Heinz, which pays all of his compensation. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Mr. Jimenez was determined by the Heinz Management Development and Compensation Committee. Mr. Jimenez became an executive officer of Heinz in September 2001. Because his compensation received from Heinz was previously required to be disclosed, his compensation received from Heinz is included for the Heinz fiscal year ended May 1, 2002.

(10) Executive officer Stein is also employed by Heinz, and Ms. Stein receives no direct compensation from Heinz Finance. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Ms. Stein was determined by the Heinz Management Development and Compensation Committee. Because Ms. Stein is an executive officer of Heinz and her compensation from Heinz was previously required to be disclosed, her compensation received from Heinz is included for the Heinz fiscal years ended May 1, 2002 and May 2, 2001.

                   OPTION GRANTS BY HEINZ IN FISCAL YEAR 2003

                                                                                      Grant Date
                                               Individual Grants                         Value
                             -----------------------------------------------------   -------------
                             Number of
                               Shares       Percent of
                             Underlying        Total
                              Options     Options Granted   Exercise                  Grant Date
                              Granted      to Employees       Price     Expiration   Present Value
Name                           (#)(1)     in Fiscal Year    ($/Share)      Date         ($)(2)
----                         ----------   ---------------   ---------   ----------   -------------
L. A. Cullo, Jr............    13,319           0.33%        32.0645     9/12/12          91,768
W. R. Johnson..............   388,483           9.76%        32.0645     9/12/12       2,676,678
A. B. Winkleblack..........    58,272           1.46%        32.0645     9/12/12         401,494
M. J. Bertasso.............    58,272           1.46%        32.0645     9/12/12         401,494
J. Jimenez.................    97,121           2.44%        32.0645     9/12/12         669,164
L. Stein...................    38,848           0.98%        32.0645     9/12/12         267,633

---------------

(1) All options were granted on September 12, 2002, pursuant to the terms of Heinz's stock option plans and have identical terms. All options vest on September 12, 2005. All options were adjusted to reflect the stock distribution resulting from the spin-off of certain businesses to Del Monte Corporation on December 20, 2002.

(2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the option grants reflected in the above table include the following: (i) exercise price for the options ($32.0645) equal to the fair market value of the underlying Heinz's common stock on the date of grant; (ii) expected option term of 6.5 years; (iii) dividend yield of 4.3%; (iv) risk-free interest rate of 4.0%; and (v) volatility of 25.2%. The ultimate values of the options will depend on the future market price of Heinz's common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Heinz's common stock over the exercise price on the date the option is exercised.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2003 AND
FISCAL YEAR-END OPTION/SAR VALUE(1)

                                                                   Number of Securities
                                                                  Underlying Unexercised       Value of Unexercised In-the-
                                                                       Options/SARs                Money Options/SARs at
                                                                  at Fiscal Year-End (2)          Fiscal Year-End ($)(3)
                                Shares                         ----------------------------    -----------------------------
                             Acquired on         Value
Name                         Exercise(#)      Realized ($)     Exercisable    Unexercisable    Exercisable    Unexercisable
----                         ------------   ----------------   -----------    -------------    ------------   --------------
L. A. Cullo, Jr............      -0-              -0-              24,975          44,397           14,993         -0-
W. R. Johnson..............      -0-              -0-           1,942,412(4)    2,164,405        6,186,130         -0-
A. B. Winkleblack..........      -0-              -0-                 -0-         169,267              -0-         -0-
M. J. Bertasso.............      -0-              -0-             324,660(4)      235,865          772,773         -0-
J. Jimenez.................      -0-              -0-             194,241         430,107              -0-         -0-
L. Stein...................      -0-              -0-              55,498         149,844              -0-         -0-

---------------

(1) All options are denominated in shares of Heinz.

(2) All options were adjusted to reflect the stock distribution resulting from the spin-off of certain businesses to Del Monte Corporation on December 20, 2002.

(3) The "Value of Unexercised In-the-Money Options at Fiscal Year-End" is equal to the fair market value of each share underlying the options at April 30, 2003, $29.88, less the exercise price, times the number of options.

(4) After the end of Fiscal 2003, Mr. Johnson and Mr. Bertasso exercised 554,974 and 55,497 options, respectively, which were expiring in the current fiscal year, reducing their options exercisable to 1,387,438 and 269,163, respectively, as reflected in the Security Ownership of Management Table, footnote 2, below. As a result of Mr. Johnson's exercise of these stock options, Mr. Johnson increased his shareholdings by 100,000 shares.

RETIREMENT BENEFITS

     Most full-time salaried employees in the United States who were hired before January 1, 1993 are entitled to retirement benefits from Plan A of the H.
J. Heinz Company Employees' Retirement System, "Plan A." Benefits are based on credited service and five-year average eligible compensation through December 31, 1992, the date on which Plan A was frozen. Since January 1, 1993, retirement benefits have been provided by Heinz through an age-related contribution account within the Employees Retirement and Savings Plan.

     Heinz has a Supplemental Executive Retirement Plan, the "SERP," which provides additional retirement benefits for eligible executives, including the executive officers Cullo, Bertasso, Jimenez, Johnson, Winkleblack and Ms. Stein. The SERP was adopted in order to attract and retain executives, and to compensate them for reductions in benefits due to limitations imposed by the

Internal Revenue Code. The SERP benefit is a lump sum equal to a multiple of the employee's final average eligible compensation during any five of the last ten years prior to retirement. It is reduced by (i) the lump sum value of the Plan A benefit (if any), and (ii) the value of the employee's Age-Related Company Contribution Account under the Heinz Employees Retirement and Savings Plan and the Heinz Employees Retirement and Savings Excess Plan.

     The following table entitled "Table I -- U.S. Retirement Plans" shows the estimated maximum retirement benefit from all sources described above, at various combinations of pay and service, stated as an annual pension equivalent beginning at age 65. The pay included in the earnings base is the executive's base salary, annual bonus and restricted stock units received in lieu of cash bonus.

     On May 6, 2002, the Board of Directors of Heinz approved an enhancement to Mr. Johnson's SERP. This enhancement provides for an additional accrual equal to 3.85% of final average earnings per each additional year of service from the date of the SERP enhancement. This benefit is subject to a maximum enhancement of 26.95% at 7 additional years of service. The enhancement is further limited to a total annual benefit (from all of Heinz's retirement arrangements) of 60% of final average earnings (excluding any value received from stock options) at retirement on or after the age of 60.

     This enhanced benefit would vest 100% in five years subject to Mr. Johnson's continued employment. If Mr. Johnson is involuntarily terminated from his position for a reason other than for cause, the benefit will fully vest; his accrual however, would be based on years served as of the date of termination.

     The following table entitled "Table II -- Retirement Plans for Mr. Johnson" shows the estimated maximum retirement benefit from all sources described above for Mr. Johnson, at various combinations of pay and service, stated as an annual pension equivalent beginning at age 65. The pay included in the earnings base is Mr. Johnson's base salary, annual bonus, and restricted stock units received in lieu of cash bonus.

     As of April 30, 2003, the years of service for executive officers Cullo, Bertasso, Jimenez, Winkleblack, Ms. Stein and Mr. Johnson were, as rounded to the nearest full year, 12, 16, 5, 2, 3 and 21, respectively.

TABLE I -- U.S. RETIREMENT PLANS

AVERAGE EARNINGS
HIGH FIVE OF LAST                         YEARS OF SERVICE
 TEN YEARS PRIOR    -------------------------------------------------------------
  TO RETIREMENT        15          20          25           30            35
-----------------   ---------   ---------   ---------   -----------   -----------
   $   200,000      $  47,847   $  55,821   $  63,796   $    71,770   $    79,745
       400,000         95,694     111,643     127,592       143,541       159,490
       450,000        107,656     125,598     143,541       161,483       179,426
       500,000        119,617     139,553     159,490       179,426       199,362
       600,000        143,541     167,464     191,388       215,311       239,234
       700,000        167,464     195,375     223,285       251,196       279,107
       800,000        191,388     223,285     255,183       287,081       318,979
       900,000        215,311     251,196     287,081       322,967       358,852
     1,000,000        239,234     279,107     318,979       358,852       398,724
     1,200,000        287,081     334,928     382,775       430,622       478,469
     1,400,000        334,928     390,750     446,571       502,392       558,214
     1,600,000        382,775     446,571     510,367       574,163       637,959
     1,800,000        430,622     502,392     574,163       645,933       717,703
     2,000,000        478,469     558,214     637,959       717,703       797,448

TABLE II -- RETIREMENT PLANS FOR MR. JOHNSON

AVERAGE EARNINGS
HIGH FIVE OF LAST                    YEARS OF SERVICE
 TEN YEARS PRIOR    ---------------------------------------------------
  TO RETIREMENT        20           25            30            35
-----------------   ---------   -----------   -----------   -----------
   $ 1,000,000      $ 279,107   $   511,479   $   600,000   $   600,000
     1,100,000        307,018       562,627       660,000       660,000
     1,200,000        334,928       613,775       720,000       720,000
     1,400,000        390,750       716,071       840,000       840,000
     1,600,000        446,571       818,367       960,000       960,000
     1,800,000        502,392       920,663     1,080,000     1,080,000
     2,000,000        558,214     1,022,959     1,200,000     1,200,000
     2,200,000        614,035     1,125,254     1,320,000     1,320,000
     2,400,000        669,856     1,227,550     1,440,000     1,440,000
     2,600,000        725,678     1,329,846     1,560,000     1,560,000
     2,800,000        781,499     1,432,142     1,680,000     1,680,000
     2,900,000        809,410     1,483,290     1,740,000     1,740,000
     3,000,000        837,321     1,534,438     1,800,000     1,800,000

EXECUTIVE ESTATE LIFE INSURANCE PROGRAM

     In December 2001, Heinz adopted an executive estate life insurance program ("EELIP") for certain eligible executives. Under the EELIP, eligible executives relinquished compensation, including existing deferred compensation balances under Heinz's Executive Deferred Compensation Plan, in exchange for Heinz's funding of a split-dollar life insurance policy purchased by the executive's family trust. The amount funded by Heinz was equal to approximately 150% of the compensation relinquished by the executive, which was designed to achieve cost neutrality for Heinz when compared to the cost to Heinz of the relinquished deferred compensation benefit. Consistent with tax regulations, the premium payments were accomplished through split-dollar insurance loans which will be automatically repaid, with interest to Heinz upon payment under the policy. All amounts paid to a trust were used by the trust to pay the premium on the life insurance policy on the life of the executive (or a survivorship policy on the life of the executive and the executive's spouse). Under the EELIP, Heinz will recover all amounts so funded plus interest thereon from the proceeds of the policy after the participant's and/or participant's spouse's death.

     In January 2001, Heinz had purchased a split-dollar life insurance policy for Mr. Johnson in exchange for Mr. Johnson relinquishing a deferred compensation award (in the aggregate amount of $3,385,249, including interest) originally granted to him in September 2000 under the Executive Deferred Compensation Plan, with a three-year vesting date of September 2003. In December 2001, Mr. Johnson agreed to relinquish his entire interest in that split-dollar policy and the previous deferred compensation award in exchange for Heinz providing under the EELIP $5,080,000 to his insurance trust to purchase a survivorship life insurance policy insuring Mr. Johnson and his spouse, with a vesting date of September 2003. The new insurance arrangement was substituted for the prior split-dollar policy for greater estate planning efficiency and in order to participate in the EELIP. Mr. Johnson's life insurance loan accrues interest at a rate of 2.46% per year.

     In March 2003, the executive life insurance program of Heinz was amended to convert a split-dollar life insurance program to a bonus life insurance policy to eliminate the loan feature of that program. The above-referenced EELIP loan, which will be automatically repaid, with interest, to Heinz upon payment under the policy, is permitted to remain outstanding under the Sarbanes-Oxley Act of 2002 as its terms will not be modified.

SEVERANCE ARRANGEMENTS

     Heinz maintains severance agreements with Ms. Stein and Messrs. Johnson, Winkleblack, Bertasso and Jimenez. If an executive's employment is terminated involuntarily other than for cause, or voluntarily for good reason, within two years after a change in control of Heinz, the agreements provide for the lifting of restrictions on outstanding incentive awards, continuation of medical, life insurance and disability coverage for a three-year period, and a lump sum payment equal to three times the sum of the annual salary and bonus, including restricted stock units granted in lieu of a portion of the cash bonus opportunity (as determined under the severance agreements), of the executive plus a benefit determined by taking into account an additional three years of age and service for purposes of calculating retirement benefits. The agreements also provide that Heinz will reimburse the executive for the impact of excise taxes, if any, which may be imposed under the Internal Revenue Code with respect to certain payments contingent on a change in control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth all equity securities of Heinz beneficially owned as of June 30, 2003 by each director, director nominee, and executive officer named in the Summary Compensation Table, and all directors, director nominees and executive officers as a group, being 7 in number. No executive officer or director holds any shares of Heinz Finance.

                                                                  Shares of        Percent
                                                              Heinz Common Stock      of
Name                                                            Owned(1)(2)(3)     Class(4)
----                                                          ------------------   --------
Michael J. Bertasso.........................................        354,532           --
Leonard A. Cullo, Jr. ......................................         30,050           --
Joseph Jimenez..............................................        241,551           --
William R. Johnson..........................................      1,846,351           --
Laura Stein.................................................         62,840           --
Andrew Stidd................................................            -0-           --
Arthur B. Winkleblack.......................................         10,524           --
All directors, director nominees and executive officers as a
  group.....................................................      2,545,848           --

---------------
(1) Shares listed in this column include all shares in which the named individuals and all directors, director nominees, and executive officers as a group have a present beneficial economic interest, and also include all shares allocated to the accounts of the named individuals and all directors, director nominees, and executive officers as a group under Heinz's Employees Retirement and Savings Plan (W.R. Johnson, 74,660; A.B. Winkleblack, 1,129; M.J. Bertasso, 16,097; J. Jimenez, 11,096; L. Stein, 642; and L.A. Cullo, 2,912; and all directors, director nominees and executive officers as a group, 106,536). Each person has both sole voting and sole investment power with respect to the shares listed unless otherwise indicated.

(2) Shares listed include shares subject to stock options granted under Heinz's stock option plans and exercisable within 60 days following June 30, 2003 (W.R. Johnson, 1,387,438; A.B. Winkleblack, 0; M.J. Bertasso, 269,163; J. Jimenez, 194,241; L. Stein, 55,498; L.A. Cullo, 24,975; and all directors, director nominees and executive officers as a group, 1,931,315.

(3) Shares listed include one-third of restricted stock units granted in Fiscal 2003 under the Fiscal Year 2003 Stock Incentive Plan, which restricted stock units will vest on September 12, 2003 (W.R. Johnson, 32,714; A.B. Winkleblack, 8,360; M.J. Bertasso, 7,955; J. Jimenez, 8,057; L. Stein, 5,679; L.A. Cullo, 1,119; and all directors, director nominees and executive officers as a group, 63,884).

(4) The percentages represent the total of shares listed in the adjacent column divided by the issued and outstanding shares of Heinz's common stock as of June 30, 2003, plus, where applicable, all restricted stock units and stock options granted to the individual or group, as appropriate, under

    Heinz's stock option plans exercisable within 60 days following June 30, 2003. Percentages of less than 1 percent are omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Heinz Finance and Heinz have entered into agreements that provide for financial support, administrative and other services, reimbursement for employee services and intellectual property. This section describes those material agreements between Heinz Finance and Heinz.

  Operational Agreements

     Heinz Finance has entered into a services agreement with Heinz pursuant to which Heinz will provide certain accounting, legal, tax and other support services and facilities to us. Under the services agreement, we will reimburse Heinz for services provided by Heinz thereunder. In addition, some of the officers and employees of Heinz Finance are officers or employees of Heinz or its affiliates. In particular, Heinz Management Company employs the salaried people who conduct the business of Heinz LP, and the costs and expenses of those employees are reimbursed by Heinz LP. If any individual provides more than de minimis services to both Heinz and Heinz Finance, the compensation of that individual will be apportioned between the two groups on terms no less favorable to us than we could obtain from unaffiliated entities. We pay a royalty to Promark Brands, Inc., for use of trademarks historically used in Heinz's U.S. business.

  Guarantee Facility Agreement; Liquidity Agreement

     Heinz Finance has a guarantee facility agreement with Heinz, pursuant to which Heinz agrees to guarantee our payment of third-party obligations we have issued or owe. We pay Heinz fees equal to 10 basis points per year of the sum of the highest balance of the debt obligations with respect to which Heinz is a guarantor and the highest balance of the debt obligations with respect to which Heinz is a co-obligor. Under the terms of a liquidity agreement between Heinz and Heinz Finance, Heinz agreed to provide or make available to us from time to time loans in an aggregate principal amount of up to $400 million outstanding at any one time, with normal and customary conditions to disbursement for each loan made. Each loan under the liquidity agreement will bear interest at a floating rate per annum equal to the then applicable LIBOR plus 100 basis points. We pay Heinz a fee of 25 basis points per annum of the amount of loans available but not drawn.

  Other Agreements

     In addition, Heinz Finance sells and purchases products from other Heinz affiliates. Also, Heinz Finance sold certain accounts receivables to other Heinz fully consolidated affiliates under a contract which was terminated in December 2001.

     For further information regarding related party transactions, see Note 7 of Heinz Finance's consolidated and combined financial statements for the fiscal years ended April 30, 2003, May 1, 2002 and May 2, 2001 included in this Form 10-K.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES.

     PricewaterhouseCoopers LLP has been the independent accounting firm and has audited the financial statements of Heinz Finance since Fiscal 2002. In addition to performing the audit of Heinz Finance's consolidated and combined financial statements, PricewaterhouseCoopers provided various other services during Fiscal 2002 and 2003.

     The aggregate fees billed for each of the past two fiscal years are set forth below:

                                               FISCAL YEAR   FISCAL YEAR
                                                  2003          2002
                                               -----------   -----------
Audit Fees..................................    $473,010      $268,206
Audit-Related Fees..........................    $     --      $     --
Tax Services................................    $     --      $     --
All other services..........................    $     --      $     --
                                                --------      --------
Total Fees..................................    $473,010      $268,206
                                                ========      ========

     The audit fees relate to professional services rendered for the audit of the consolidated and combined financial statements of Heinz Finance, the issuance of comfort letters and consents, and assistance with the review of documents filed with the SEC.

     Heinz Finance's Board of Directors has adopted a revised policy effective for Fiscal 2004 which prohibits Heinz Finance from entering into non-audit related consulting agreements for financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all services prohibited by the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations. The policy also contains procedures requiring Heinz Finance's Board of Directors pre-approval of all audit and permitted non-audit services provided by the external auditors.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following financial statements and report are filed as part of this report under Item 8 -- "Financial Statements
        and Supplementary Data":
            Report of Independent Auditors of PricewaterhouseCoopers
            LLP dated July 1, 2003, on Heinz Finance's consolidated and combined financial statements for the fiscal years ended
            April 30, 2003, May 1, 2002 and May 2, 2001
            Consolidated and Combined Statements of Income for the
            fiscal years ended April 30, 2003, May 1, 2002 and May
            2, 2001
            Consolidated Balance Sheets as of April 30, 2003 and May 1,
            2002
            Consolidated Statements of Shareholders' Equity for the
            fiscal years ended April 30, 2003 and May 1, 2002
            Consolidated and Combined Statements of Cash Flows for the
            fiscal years ended April 30, 2003, May 1, 2002 and May
            2, 2001
            Notes to Consolidated and Combined Financial Statements
   (2)  The following report and schedule is filed herewith as a part hereof:
            Report of Independent Auditors of PricewaterhouseCoopers
            LLP dated July 1, 2003 on the Heinz Finance's consolidated and combined financial statement schedule filed as a
            part hereof for the fiscal years ended April 30, 2003,
            May 1, 2002 and May 2, 2001
            Schedule II (Valuation and Qualifying Accounts and
            Reserves) for the three fiscal years ended April 30, 2003,
            May 1, 2002 and May 2, 2001
        All other schedules are omitted because they are not
        applicable or the required information is included herein or is shown in the consolidated and combined financial
        statements or notes thereto filed as part of this report.

   (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.
        3(i) Heinz Finance's Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to Heinz
               Finance's Registration Statement on Form S-4 (Reg.
               333-85064).
        3(ii) Heinz Finance's By-Laws are incorporated herein by reference to Exhibit 3.2 to Heinz Finance's Registration
               Statement on Form S-4 (Reg. 333-85064).
        4. Except as set forth below, there are no instruments with respect to long-term debt of Heinz Finance that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of Heinz
               Finance on a consolidated basis. Heinz Finance agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of Heinz Finance upon request of the Securities and Exchange Commission.
          (a)  The Indenture between Heinz and The First National
               Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to Heinz's
               Registration Statement on Form S-3 (Reg. No.
               333-48017) and the supplements to such Indenture are incorporated herein by reference to Heinz's Form 8-Ks dated March 25, 1998 and July 16, 1998 relating to
               Heinz's $300,000,000 6% Notes due 2008 and
               $250,000,000 6.375% Debentures due 2028,
               respectively.
            (i)    The Supplement dated May 3, 2001 among Heinz,
                   Heinz Finance and Bank One, National Association to the
                   Indenture is incorporated herein by reference to
                   Exhibit 4(a)(i) of Heinz's Form 10-K for the fiscal year ended May 2, 2001.
          (b)  The Indenture between Heinz and Bank One, National
               Association dated November 6, 2000, is incorporated herein by reference to Exhibit 4 to Heinz's Quarterly Report on Form 10-Q for the nine months ended January 31, 2001.
            (i)    The Supplement dated May 3, 2001 among Heinz,
                   Heinz Finance and Bank One, National Association to the
                   Indenture is incorporated herein by reference to
                   Exhibit 4(b)(i) of Heinz's Annual Report on Form
                   10-K for the fiscal year ended May 2, 2001.
            (ii) The second Supplement dated November 15, 2002 among Heinz, Heinz Finance and Bank One, National
                   Association to the Indenture is incorporated by reference to Exhibit 4 of Heinz Finance's
                   Quarterly Report on Form 10-Q for the nine months ended January 29, 2003.
          (c)  The Indenture among Heinz, Heinz Finance and Bank
               One, National Association dated as of July 6, 2001 relating to Heinz Finance's $750,000,000 6.625% Guaranteed
               Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due
               2032 is incorporated herein by reference to Heinz's
               Annual Report on Form 10-K for the fiscal year ended
               May 1, 2002.
          (d)  The Certificate of Designations, Preferences and
               Rights of Voting Cumulative Preferred Stock, Series A of
               Heinz Finance is incorporated herein by reference to
               Exhibit 4 of Heinz's Quarterly Report on Form 10-Q for the three months ended August 1, 2001.
          10(a) Liquidity Agreement dated as of June 26, 2001 between Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.1 of Heinz Finance's
                 Registration Statement on Form S-4 (Reg.
                 333-85064).

          (b)  Administrative Services Agreement dated as of May 1,
               2001 between Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.2 of Heinz Finance's
               Registration Statement on Form S-4 (Reg. 333-85064).
          (c) Guarantee Facility Letter Agreement dated May 3, 2001 to Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of Heinz Finance's
               Registration Statement on Form S-4 (Reg. 333-85064).
          (d)  Third Amended and Restated Partnership Agreement of
               H. J. Heinz Company, L.P. is incorporated herein by reference to Exhibit 10.6 of Heinz Finance's
               Registration Statement on Amendment No. 2 to Form S-4
               (Reg. 333-85064).
          (e)  Management contracts and compensatory plans:
            (i)    1986 Deferred Compensation Program for H. J.
                   Heinz Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is incorporated herein by reference to
                   Exhibit 10(c)(i) to H. J. Heinz Company's Annual
                   Report on Form 10-K for the fiscal year ended
                   May 1, 1995.
            (ii) H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
                   10(n) to H. J. Heinz Company's Annual Report on
                   Form 10-K for the fiscal year ended May 2, 1990.
            (iii) H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit
                   10(o) to H. J. Heinz Company's Annual Report on
                   Form 10-K for the fiscal year ended May 2, 1990.
            (iv) H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to H. J.
                   Heinz Company's Proxy Statement dated August 3,
                   1990.
            (v) H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to H. J.
                   Heinz Company's Proxy Statement dated August 5,
                   1994.
            (vi)   H. J. Heinz Company Supplemental Executive
                   Retirement Plan, as amended, is incorporated herein by reference to Exhibit 10(c)(ix) to H. J. Heinz
                   Company's Annual Report on Form 10-K for the fiscal year ended April 28, 1993.
            (vii)  H. J. Heinz Company Executive Deferred
                   Compensation Plan (as amended and restated on December 27,
                   2001) is incorporated herein by reference to
                   Exhibit 10(a)(vii) of H. J. Heinz Company's
                   Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
            (viii) H. J. Heinz Company Incentive Compensation Plan
                   is incorporated herein by reference to Appendix B to H. J.
                   Heinz Company's Proxy Statement dated August 5,
                   1994.
            (ix)   H. J. Heinz Company Stock Compensation Plan for
                   Non-Employee Directors is incorporated herein by reference to Appendix A to H. J. Heinz Proxy Statement dated August 3, 1995.
            (x) H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to H. J.
                   Heinz Company's Proxy Statement dated August 2,
                   1996.

            (xi) H. J. Heinz Company Deferred Compensation Plan for Directors is incorporated herein by reference to Exhibit
                   10(a)(xiii) to H. J. Heinz Company's Annual
                   Report on Form 10-K for the fiscal year ended
                   April 29, 1998.
            (xii) H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to H. J.
                   Heinz Company's Proxy Statement dated August 3,
                   1999.
            (xiii) Form of Severance Protection Agreement is
                   incorporated herein by reference to Exhibit 10(a)(xiv) to H.
                   J. Heinz Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2000.
            (xiv) H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to H. J.
                   Heinz Company's Proxy Statement dated August 4,
                   2000.
            (xv)   H. J. Heinz Company Executive Estate Life
                   Insurance Program is incorporated herein by reference to
                   Exhibit 10(a)(xv) to H. J. Heinz Company's Annual
                   Report on Form 10-K for the fiscal year ended May
                   1, 2002.
            (xvi)  H. J. Heinz Company Restricted Stock Recognition
                   Plan for Salaried Employees is incorporated herein by reference to Exhibit 10(a)(xiv) to H. J. Heinz
                   Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
            (xvii) H. J. Heinz Company Fiscal Year 2003 Stock
                   Incentive Plan is incorporated herein by reference to H. J.
                   Heinz Company's Proxy Statement dated August 2,
                   2002.
           (xviii) H. J. Heinz Company Senior Executive Incentive
                   Compensation Plan is incorporated herein by reference to H.
                   J. Heinz Company's Proxy Statement dated August
                   2, 2002.
            (xix)  Form of First Amendment to Severance Protection
                   Agreement is incorporated herein by reference to Exhibit
                   10(a)(xxi) to H.J. Heinz Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.
        12.        Computation of Ratios of Earnings to Fixed
                   Charges.
        21.        Subsidiaries of the Registrant.
        24.        Powers-of-attorney of Heinz Finance's directors.
        31.        Rule 13a-14(a)/15d-14(a) Certifications.
        99(a) Certification by the President Relating to the Annual Report Containing Financial Statements.
        99(b)      Certification by the Chief Financial and
                   Accounting Officer Relating to the Annual Report Containing
                   Financial Statements.
        Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2003.

                                           H. J. HEINZ FINANCE COMPANY
                                                   (Registrant)

                                  By:       /s/ ARTHUR B. WINKLEBLACK
                               .................................................
                                                ARTHUR B. WINKLEBLACK
                                         Director, Vice President and Chief
                                           Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 24, 2003.

                      Signature                                          Capacity
                      ---------                                          --------

              /s/ LEONARD A. CULLO, JR.                   Director and President
     ...........................................          (Principal Executive Officer)
                LEONARD A. CULLO, JR.

              /s/ ARTHUR B. WINKLEBLACK                   Director, Vice President and Chief
     ...........................................          Financial and Accounting Officer
                ARTHUR B. WINKLEBLACK                     (Principal Financial Officer)

Laura Stein                        Director
Andrew L. Stidd                    Director

                                             By: /s/  LEONARD A. CULLO, JR.
                                               ---------------------------------

                                                     LEONARD A. CULLO, JR.

                                                       Attorney-in-fact

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
  H. J. Heinz Finance Company:

     Our audits of the consolidated and combined financial statements referred to in our report dated July 1, 2003, appearing as part of this report under Item 8 -- "Financial Statements and Supplementary Data" also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 1, 2003

                                                                     SCHEDULE II

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         FISCAL YEARS ENDED APRIL 30, 2003, MAY 1, 2002 AND MAY 2, 2001
                             (THOUSANDS OF DOLLARS)

                                                                      Additions
                                                                ----------------------
                                                   Balance at   Charged to    Charged                     Balance at
                                                   beginning    costs and    to other                       end of
Description                                        of period     expenses    accounts    Deductions         period
-----------                                        ----------   ----------   ---------   ----------       ----------
Fiscal year ended April 30, 2003:
      Receivables................................    $2,546       $5,816        $--        $2,088(1)        $6,274
                                                     ======       ======        ===        ======           ======
Fiscal year ended May 1, 2002:
      Receivables................................    $2,157       $2,483        $--        $2,094(1)        $2,546
                                                     ======       ======        ===        ======           ======
Fiscal year ended May 2, 2001:
      Receivables................................    $6,597       $   73        $--        $4,064(1)        $2,606
                                                     ======       ======        ===        ======           ======

NOTE:

(1) Principally reserves on assets sold, written-off or reclassified or spun off.

                                 EXHIBIT INDEX

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
            Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being
            incorporated herein by reference are filed herewith. The
            paragraph numbers correspond to the exhibit numbers
            designated in Item 601 of Regulation S-K.

            3(i) Heinz Finance's Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to Heinz
                   Finance's Registration Statement on Amendment No. 2 to Form S-4 (Reg. 333-85064).
            3(ii) Heinz Finance's By-Laws are incorporated herein by reference to Exhibit 3.2 to Heinz Finance's Registration
                    Statement on Form S-4 (Reg. 333-85064).
            4. Except as set forth below, there are no instruments with respect to long-term debt of Heinz Finance that involve indebtedness or securities authorized thereunder exceeding 10 percent of the total assets of Heinz
                    Finance on a consolidated basis. Heinz Finance agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of Heinz Finance upon request of the Securities and Exchange Commission.
              (a)  The Indenture between Heinz and The First National
                   Bank of Chicago dated as of July 15, 1992 is incorporated herein by reference to Exhibit 4(a) to Heinz's
                   Registration Statement on Form S-3 (Reg. No.
                   333-48017) and the supplements to such Indenture are incorporated herein by reference to Heinz's Form 8-Ks dated March 25, 1998 and July 16, 1998 relating to
                   Heinz's $300,000,000 6% Notes due 2008 and
                   $250,000,000 6.375% Debentures due 2028,
                   respectively.
                (i)    The Supplement dated May 3, 2001 among Heinz,
                       Heinz Finance and Bank One, National Association to the
                       Indenture is incorporated herein by reference to
                       Exhibit 4(a)(i) of Heinz's Form 10-K for the fiscal year ended May 2, 2001.
              (b)  The Indenture between Heinz and Bank One, National
                   Association dated November 6 2000, is incorporated herein by reference to Exhibit 4 to Heinz's Quarterly Report on
                   Form 10-Q for the nine months ended January 31, 2001.
                (i)    The Supplement dated May 3, 2001 among Heinz,
                       Heinz Finance and Bank One, National Association to the
                       Indenture is incorporated herein by reference to
                       Exhibit 4(b)(i) of Heinz's Annual Report on Form
                       10-K for the fiscal year ended May 2, 2001.
                (ii) The second Supplement dated November 15, 2002 among Heinz, Heinz Finance and Bank One, National
                       Association to the Indenture is incorporated by reference to Exhibit 4 of Heinz Finance's
                       Quarterly Report on Form 10-Q for the nine months ended January 29, 2003.
              (c)  The Indenture among Heinz, Heinz Finance and Bank
                   One, National Association dated as of July 6, 2001 relating to Heinz Finance's $750,000,000 6.625% Guaranteed
                   Notes due 2011, $700,000,000 6.00% Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due
                   2032 is incorporated herein by reference to Heinz's
                   Annual Report on Form 10-k for the fiscal year ended
                   May 1, 2000.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (d)  The Certificate of Designations, Preferences and
                   Rights of Voting Cumulative Preferred Stock, Series A of
                   Heinz Finance is incorporated herein by reference to
                   Exhibit 4 of Heinz's Quarterly Report on Form 10-Q
                   for the three months ended August 1, 2001.
  10(a)       Liquidity Agreement dated as of June 26, 2001 between
              Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.1 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (b)       Administrative Services Agreement dated as of May 1, 2001
              between Heinz and Heinz Finance is incorporated herein by
              reference to Exhibit 10.2 of Heinz Finance's Registration
              Statement on Form S-4 (Reg. 333-85064)
    (c)       Guarantee Facility Letter Agreement dated May 3, 2001 to
              Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (d)       Third Amended and Restated Partnership Agreement of H. J.
              Heinz Company, L.P. is incorporated herein by reference to
              Exhibit 10.6 of Heinz Finance's Registration Statement on
              Amendment No. 2 to Form S-4 (Reg. 333-85064).
    (e)       Management contracts and compensatory plans:
              (i)     1986 Deferred Compensation Program for H. J. Heinz
                      Company and affiliated companies, as amended and restated
                      in its entirety effective December 6, 1995, is
                      incorporated herein by reference to Exhibit
                      10(c)(i) to H. J. Heinz Company's Annual Report on
                      Form 10-K for the fiscal year ended May 1, 1995.
              (ii)    H. J. Heinz Company 1984 Stock Option Plan, as
                      amended, is incorporated herein by reference to Exhibit
                      10(n) to H. J. Heinz Company's Annual Report on
                      Form 10-K for the fiscal year ended May 2, 1990.
              (iii)   H. J. Heinz Company 1987 Stock Option Plan, as
                      amended, is incorporated herein by reference to Exhibit
                      10(o) to H. J. Heinz Company's Annual Report on
                      Form 10-K for the fiscal year ended May 2, 1990.
              (iv)   H. J. Heinz Company 1990 Stock Option Plan is
                     incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 3,
                     1990.
              (v)    H. J. Heinz Company 1994 Stock Option Plan is
                     incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 5,
                     1994.
              (vi)   H. J. Heinz Company Supplemental Executive
                     Retirement Plan, as amended, is incorporated herein by
                     reference to Exhibit 10(c)(ix) to H. J. Heinz
                     Company's Annual Report on Form 10-K for the fiscal
                     year ended April 28, 1993.
              (vii)  H. J. Heinz Company Executive Deferred
                     Compensation Plan (as amended and restated on December 27,
                     2001) is incorporated herein by reference to
                     Exhibit 10(a)(vii) of H. J. Heinz Company's Annual
                     Report on Form 10-K for the fiscal year ended May
                     1, 2002.
              (viii) H. J. Heinz Company Incentive Compensation Plan is
                     incorporated herein by reference to Appendix B to H. J.
                     Heinz Company's Proxy Statement dated August 5,
                     1994.
              (ix)   H. J. Heinz Company Stock Compensation Plan for
                     Non-Employee Directors is incorporated herein by reference to Appendix A to H. J. Heinz Proxy Statement dated
                     August 3, 1995.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (x)    H. J. Heinz Company 1996 Stock Option Plan is
                     incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 2,
                     1996.
              (xi)   H. J. Heinz Company Deferred Compensation Plan for
                     Directors is incorporated herein by reference to Exhibit
                     10(a)(xiii) to H. J. Heinz Company's Annual Report
                     on Form 10-K for the fiscal year ended April 29,
                     1998.
              (xii)  H. J. Heinz Company Global Stock Purchase Plan is
                     incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 3,
                     1999.
              (xiii) Form of Severance Protection Agreement is
                     incorporated herein by reference to Exhibit 10(a)(xiv) to
                     H. J. Heinz Company's Annual Report on Form 10-K for
                     the fiscal year ended May 3, 2000.
              (xiv)  H. J. Heinz Company 2000 Stock Option Plan is
                     incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 4,
                     2000.
              (xv)   H. J. Heinz Company Executive Estate Life Insurance
                     Program is incorporated herein by reference to Exhibit
                     10(a)(xv) to H. J. Heinz Company's Annual Report on
                     Form 10-K for the fiscal year ended May 1, 2002.
              (xvi)  H. J. Heinz Company Restricted Stock Recognition
                     Plan for Salaried Employees is incorporated herein by
                     reference to Exhibit 10(a)(xiv) to H. J. Heinz
                     Company's Annual Report on Form 10-K for the fiscal
                     year ended May 1, 2002.
              (xvii)  H. J. Heinz Company Fiscal Year 2003 Stock
                      Incentive Plan is incorporated herein by reference to H. J.
                      Heinz Company's Proxy Statement dated August 2,
                      2002.
              (xviii) H. J. Heinz Company Senior Executive Incentive
                      Compensation Plan is incorporated herein by reference to H.
                      J. Heinz Company's Proxy Statement dated August 2,
                      2002.
              (xix)  Form of First Amendment to Severance Protection
                     Agreement is incorporated herein by reference to Exhibit
                     10(a)(xxi) to H. J. Heinz Company's Annual Report
                     on Form 10-K for the fiscal year ended April 30,
                     2003.
  12.         Computation of Ratios of Earnings to Fixed Charges.
  21.         Subsidiaries of the Registrant.
  24.         Powers-of-attorney of Heinz Finance's directors.
  31.         Rule 13a-14(a)/15d-14(a) Certifications.
  99(a)       Certification by the President Relating to the Annual
              Report Containing Financial Statements.
  99(b)       Certification by the Chief Financial and Accounting
              Officer Relating to the Annual Report Containing Financial
              Statements.