Form 10-Q
period 2003-07-30
HEINZ HJ FINANCE CO
filed 2003-09-12
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________

FOR THE THREE MONTHS ENDED JULY 30, 2003        COMMISSION FILE NUMBER 333-85064

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No  __

     All of the outstanding shares of the registrant's common stock are owned by
H. J. Heinz Company.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 30, 2003   July 31, 2002
                                                                 FY 2004         FY 2003
                                                              -------------   --------------
                                                                       (Unaudited)
                                                                      (in thousands)
Sales.......................................................    $715,870         $689,279
Cost of products sold.......................................     453,597          434,213
                                                                --------         --------
Gross profit................................................     262,273          255,066
Selling, general and administrative expenses................     125,404          129,132
Royalty expense to related parties..........................      35,976           34,472
                                                                --------         --------
Operating income............................................     100,893           91,462
Interest income.............................................       1,400            6,444
Interest expense............................................      31,595           33,305
Dividends from related parties..............................      30,798           30,798
Currency loss...............................................       4,852           22,105
Other expenses, net.........................................       4,446            4,237
                                                                --------         --------
Income from continuing operations before income taxes and
  minority interest.........................................      92,198           69,057
Provision for income taxes..................................      14,381            4,086
                                                                --------         --------
Income from continuing operations before minority
  interest..................................................      77,817           64,971
Minority interest...........................................     (51,669)         (58,198)
                                                                --------         --------
Income from continuing operations...........................      26,148            6,773
Loss from discontinued operations, net of tax and minority
  interest..................................................          --           (2,519)
                                                                --------         --------
Net income..................................................    $ 26,148         $  4,254
                                                                ========         ========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 30, 2003    April 30, 2003*
                                                                 FY 2004           FY 2003
                                                              -------------    ---------------
                                                               (Unaudited)
                                                                       (in thousands)

ASSETS

Current assets:
  Cash and cash equivalents.................................   $  327,658        $  194,266
  Receivables, net..........................................      294,809           400,565
  Due from related parties..................................        7,843            24,603
  Short-term notes receivable from related parties..........      416,123           217,988
  Inventories...............................................      406,791           386,889
  Prepaid expenses and other current assets.................       65,177            29,901
                                                               ----------        ----------
     Total current assets...................................    1,518,401         1,254,212
Property, plant and equipment...............................    1,133,333         1,120,294
Less accumulated depreciation...............................      497,633           482,981
                                                               ----------        ----------
     Total property, plant and equipment, net...............      635,700           637,313
Investments in related parties..............................    1,895,245         1,895,245
Goodwill....................................................    1,058,115         1,008,734
Other intangible assets, net................................      255,241           257,378
Other non-current assets....................................      368,088           512,803
                                                               ----------        ----------
     Total other non-current assets.........................    3,576,689         3,674,160
                                                               ----------        ----------
     Total assets...........................................   $5,730,790        $5,565,685
                                                               ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt with related parties......................   $   93,710        $   82,716
  Portion of long-term debt due within one year.............        1,679             1,738
  Accounts payable..........................................      218,815           212,751
  Accounts payable to related parties.......................       95,502            98,947
  Accrued interest..........................................       91,201            66,170
  Accrued marketing.........................................       73,282            67,840
  Other accrued liabilities.................................       64,196            54,520
                                                               ----------        ----------
     Total current liabilities..............................      638,385           584,682
Long-term debt..............................................    3,841,766         3,981,145
Long-term debt with related parties.........................      179,164                --
Deferred income taxes.......................................       12,642            14,511
Other liabilities...........................................        5,273             5,979
                                                               ----------        ----------
     Total long-term debt and other liabilities.............    4,038,845         4,001,635
Minority interest...........................................      509,162           457,493
Mandatorily Redeemable Series A Preferred shares............      325,000           325,000
Shareholders' equity:
  Common stock..............................................           11                11
  Additional capital........................................      128,050           128,050
  Retained earnings.........................................       89,786            68,697
  Accumulated other comprehensive gain......................        1,551               117
                                                               ----------        ----------
     Total shareholders' equity.............................      219,398           196,875
                                                               ----------        ----------
     Total liabilities and shareholders' equity.............   $5,730,790        $5,565,685
                                                               ==========        ==========

---------------
* Summarized from audited Fiscal Year 2003 balance sheet.

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   First Quarter Ended
                                                              ------------------------------
                                                              July 30, 2003    July 31, 2002
                                                                 FY 2004          FY 2003
                                                              -------------    -------------
                                                                       (Unaudited)
                                                                      (in thousands)
Cash Flows from Operating Activities:
  Net income................................................   $   26,148        $   4,254
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................       14,439           18,187
     Amortization...........................................        2,906            2,860
     Deferred tax provision.................................       11,708            4,828
     Minority interest......................................       51,669           70,213
     Currency loss..........................................        4,852           22,105
     Other items, net.......................................       (5,205)          (2,934)
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................      110,943          264,470
       Inventories..........................................       (8,669)         (40,797)
       Due from/to related parties..........................       13,161           72,344
       Prepaid expenses and other current assets............      (35,626)         (79,758)
       Accounts payable.....................................       (4,431)         (12,723)
       Accrued liabilities..................................       23,957           20,963
       Income taxes.........................................        1,959           (3,236)
                                                               ----------        ---------

  Cash provided by operating activities.....................      207,811          340,776
                                                               ----------        ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................       (6,254)         (16,559)
  Acquisitions, net of cash acquired........................      (61,298)              --
  Other items, net..........................................         (251)          10,136
                                                               ----------        ---------
     Cash used for investing activities.....................      (67,803)          (6,423)
                                                               ----------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.........      185,586               --
  Payments on commercial paper, net.........................           --          (64,309)
  Payments on short-term debt with related parties, net.....     (187,143)        (196,624)
  Distributions to minority partners........................           --          (64,844)
  Dividends on preferred shares.............................       (5,059)          (5,058)
  Other items, net..........................................           --              905
                                                               ----------        ---------
     Cash used for financing activities.....................       (6,616)        (329,930)
                                                               ----------        ---------
Net increase in cash and cash equivalents...................      133,392            4,423
Cash and cash equivalents, beginning of period..............      194,266            6,924
                                                               ----------        ---------
Cash and cash equivalents, end of period....................   $  327,658        $  11,347
                                                               ==========        =========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The U.S. treasury and domestic business operations of H. J. Heinz Company ("Heinz") are conducted by H. J. Heinz Finance Company and its wholly-owned subsidiaries, and H. J. Heinz Company, L.P. ("Heinz LP") collectively referred to as "Heinz Finance" in the accompanying notes. H. J. Heinz Finance Company has limited partnership interests in Heinz LP equal to approximately 40% of the capital of Heinz L.P.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the July 30, 2003 and April 30, 2003 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     The interim condensed consolidated financial statements of Heinz Finance are unaudited. In the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the business of Heinz Finance. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2004 presentation. These statements should be read in conjunction with Heinz Finance's consolidated and combined financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in Heinz Finance's Annual Report on Form 10-K for the year ended April 30, 2003.

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

     In accordance with accounting principles generally accepted in the United States of America the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $349.1 million and a net loss of $2.5 million (net of $1.7 million of a tax benefit) for the first quarter ended July 31, 2002.

(3)  SPECIAL ITEMS

     REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, primarily due to employee termination and severance costs following last year's spin-off transaction with Del Monte and of which $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). During the first quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $6.3 million pretax, all of which were charged to Heinz Finance by Heinz Management Company and were included as a component of SG&A.

     During the first quarter of Fiscal 2004, Heinz Finance utilized $10.8 million of severance and exit cost accruals related to reorganization costs. Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $7.3 million and $14.1 million at July 30, 2003 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                             July 30,    April 30,
(in thousands)                                                 2003        2003
--------------                                               --------    ---------
Finished goods and work-in-process.........................  $291,990    $275,295
Packaging material and ingredients.........................   114,801     111,594
                                                             --------    --------
                                                             $406,791    $386,889
                                                             ========    ========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, Heinz Finance adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. No impairment issues were identified as a result of adopting SFAS No. 142.

     Changes in the carrying amount of goodwill for the first quarter ended July 30, 2003 by reportable segment, are as follows (see Note 9 for information on changes to reportable segments):

                                                   North
                                                  American
                                                  Consumer      U.S.
(in thousands)                                    Products   Foodservice     Total
--------------                                    --------   -----------   ----------
Balance at April 30, 2003.......................  $844,192    $164,542     $1,008,734
Acquisition.....................................        --      49,381         49,381
                                                  --------    --------     ----------
Balance at July 30, 2003........................  $844,192    $213,923     $1,058,115
                                                  ========    ========     ==========

     Trademarks and other intangible assets at July 30, 2003 and April 30, 2003, subject to amortization expense, are as follows:

                                 July 30, 2003                        April 30, 2003
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (2,356)    $ 36,747   $ 39,103    $  (2,051)    $ 37,052
Licenses.............   208,186     (114,089)      94,097    208,186     (112,617)      95,569
Other................    75,907      (42,628)      33,279     75,907      (42,269)      33,638
                       --------    ---------     --------   --------    ---------     --------
                       $323,196    $(159,073)    $164,123   $323,196    $(156,937)    $166,259
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $2.1 million and $2.2 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at July 30, 2003, amortization expense for each of the next five years is estimated to be approximately $8.0 million.

     Intangible assets not subject to amortization at July 30, 2003 and April 30, 2003, were $91.1 million and consisted solely of trademarks.

(6)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The low effective tax rate for Heinz Finance occurs because the income of Heinz LP that is allocated to minority interest is not subject to tax at the Heinz LP level or at Heinz Finance. The effective tax rate will fluctuate depending on the proportion of minority interest to total Heinz Finance income before tax.

(7)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of Heinz Finance's $325 million of mandatorily redeemable preferred shares to the liabilities section of the condensed consolidated balance sheet and the $20.2 million annual preferred dividend from retained earnings on the condensed consolidated balance sheet to interest expense on the consolidated statement of income.

(8)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $63.5 million and $86.9 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively. These costs are recorded as cost of products sold or selling, general and administrative ("SG&A") expense in the accompanying consolidated statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations, were $18.1 million and $18.3 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the plans.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $287.4 million and $100.3 million of net short-term notes receivable with related parties recorded on the consolidated balance sheets as of July 30, 2003 and April 30, 2003, respectively. An average interest rate of 1.47% and 1.95% was charged on these combined domestic and foreign notes resulting in $0.8 million and $6.2 million of net interest income for the first quarter ended July 30, 2003 and July 31, 2002, respectively.

     In the first quarter of Fiscal 2004, Heinz Finance entered into a long-term note payable with a wholly-owned subsidiary of Heinz. The balance was $179.2 million as of July 30, 2003, and is reported as long-term debt with related parties on the condensed consolidated balance sheet. Interest expense on this note totaled $0.5 million for the first quarter ended July 30, 2003, and was based on a fixed interest rate of 4.0%. This note is scheduled to mature in April 2005.

     At July 30, 2003 and April 30, 2003, short-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz. This note is classified as short-term given its maturity of April 29, 2004.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The result of related party transactions is the $7.8 million and $24.6 million balances due from related parties as of July 30, 2003 and April 30, 2003, respectively, and the $95.5 million and $98.9 million balances for accounts payable to related parties as of July 30, 2003 and April 30, 2003, respectively. Product sales to related parties were $10.5 million and $9.8 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively, and purchases from related parties were $6.3 million and $8.1 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively.

     Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million for the first quarter ended July 30, 2003 and July 31, 2002. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of July 30, 2003 and April 30, 2003.

     Heinz Finance paid royalties of $36.0 million and $34.5 million for the first quarter ended July 30, 2003 and July 31, 2002, respectively, to Promark International, Inc. and Promark Brands, Inc., direct subsidiaries of Heinz, for the use of certain trademarks.

(9) SEGMENTS

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and management of its businesses. Heinz Finance is now managing and reporting its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform with the current presentation.

     Descriptions of Heinz Finance's reportable segments are as follows:

     - North American Consumer Products -- This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, frozen potatoes, entrees, snacks and appetizers to the grocery channels in the U.S.

     - U.S. Foodservice -- This segments manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the U.S. including ketchup, condiments, sauces and frozen soups and desserts.

     Heinz Finance's management evaluates performance based on several factors including net sales and the use of capital resources; however, the primary measurement focus is operating income. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by Heinz Finance's management.

     The following table presents information about Heinz Finance's reportable segments:

                                                                   Net External Sales
                                                              -----------------------------
                                                                   First Quarter Ended
                                                              -----------------------------
                                                              July 30, 2003   July 31, 2002
(in thousands)                                                   FY 2004         FY 2003
--------------                                                -------------   -------------
North American Consumer Products............................   $  381,115      $  377,996
U.S. Foodservice............................................      334,755         311,283
                                                               ----------      ----------
  Consolidated totals.......................................   $  715,870      $  689,279
                                                               ==========      ==========

                                                                  Intersegment Revenues
                                                              -----------------------------
                                                                   First Quarter Ended
                                                              -----------------------------
                                                              July 30, 2003   July 31, 2002
(in thousands)                                                   FY 2004         FY 2003
--------------                                                -------------   -------------
North American Consumer Products............................     $10,660         $9,755
U.S. Foodservice............................................          --             --
                                                                 -------         ------
  Consolidated totals.......................................     $10,660         $9,755
                                                                 =======         ======

                                                               Operating Income (Loss) (b)
                                                              -----------------------------
                                                                   First Quarter Ended
                                                              -----------------------------
                                                              July 30, 2003   July 31, 2002
(in thousands)                                                   FY 2004         FY 2003
--------------                                                -------------   -------------
North American Consumer Products............................   $   65,658      $   61,716
U.S. Foodservice............................................       35,807          30,213
Non-Operating(a)............................................         (572)           (467)
                                                               ----------      ----------
  Consolidated totals.......................................   $  100,893      $   91,462
                                                               ==========      ==========

     --------------------

     (a) Includes charges not directly attributable to operating segments.

     (b) First Quarter ended July 30, 2003 - Includes costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows:
         North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

         First Quarter ended July 31, 2002 - Includes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses which were charged back to Heinz Finance by Heinz Management Company as follows: North American Consumer Products: $4.2 million and U.S. Foodservice $2.1 million.

(10)  COMPREHENSIVE INCOME

                                                                    First Quarter Ended
                                                              -------------------------------
                                                              July 30, 2003    July 31, 2002
(in thousands)                                                   FY 2004          FY 2003
--------------                                                --------------   --------------
Net income..................................................     $ 26,148         $ 4,254
Other comprehensive income:
  Net deferred gains/(losses) on derivatives from periodic
    revaluations............................................       (5,195)         15,773
  Net deferred (gains)/losses on derivatives reclassified to
    earnings................................................        6,629         (13,206)
                                                                 --------         -------
Comprehensive income........................................     $ 27,582         $ 6,821
                                                                 ========         =======

(11) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency, commodity price and interest rate exposures.

     FOREIGN CURRENCY HEDGING: Heinz Finance may hedge specific foreign currency cash flows associated with foreign-currency-denominated financial assets and liabilities. Derivatives meeting the criteria for hedge accounting are designated as cash flow hedges. Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

     COMMODITY PRICE HEDGING: Heinz Finance uses commodity futures, swaps and option contracts in order to reduce price risk associated with forecasted purchases of raw materials such as corn, soybean oil and soybean meal. Commodity price risk arises due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances. Derivatives used to hedge forecasted commodity purchases that meet the criteria for hedge accounting are designated as cash flow hedges.

     INTEREST RATE HEDGING: Heinz Finance uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged.

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the first quarter ended July 30, 2003, and was a net loss of $0.3 million for the first quarter ended July 31, 2002.

     DEFERRED HEDGING GAINS AND LOSSES: As of July 30, 2003, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz Finance expects $1.6 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings.

     OTHER ACTIVITIES: Heinz Finance enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating commodity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $349.1 million and a net loss of $2.5 million (net of $1.7 million of a tax benefit) for the first quarter ended July 31, 2002.

  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs following last year's spin-off transaction with Del Monte and of which $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of Selling, General and Administrative expenses ("SG&A"). During the first quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $6.3 million pretax, all of which were charged to Heinz Finance by Heinz Management Company and were included as a component of SG&A.

     During the first quarter of Fiscal 2004, Heinz Finance utilized $10.8 million in severance and exit cost accruals related to reorganization costs.

               THREE MONTHS ENDED JULY 30, 2003 AND JULY 31, 2002

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and management of its business. Heinz Finance is now managing and reporting its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform with the current presentation. (See Note 9 to the condensed consolidated financial statements for further discussion of Heinz Finance's reportable segments).

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended July 30, 2003 increased $26.6 million, or 3.9%, to $715.9 million. Sales were favorably impacted by volume increases of 4.7% primarily due to strong increases in the North American Consumer Products and U.S. Foodservice segments. Lower pricing decreased sales by 0.3%. Divestitures, net of acquisitions, reduced sales 0.6%.

     Gross profit increased $7.2 million, or 2.8%, to $262.3 million; however, the gross profit margin decreased to 36.6% from 37.0%. The decline in the gross profit margin is primarily attributable to the North American Consumer Products segment partially offset by improvement in the margin in the U.S. Foodservice segment.

     SG&A decreased $3.7 million, or 2.9%, to $125.4 million. As a percentage of sales, SG&A was reduced to 17.5% from 18.7%. SG&A was impacted by reorganization costs of $4.0 million and $6.3 million for the first quarters ended July 30, 2003 and July 31, 2002, respectively.

     Operating income increased $9.4 million, or 10.3%, to $100.9 million, and increased as a percentage of sales to 14.1% from 13.3%. This increase was primarily driven by the increase in gross profit.

     Net interest expense increased $3.3 million, to $30.2 million, and other expense, net, increased $0.2 million, to $4.4 million. There was a non-cash currency loss of $4.9 million in the current quarter compared to $22.1 million in the year-earlier quarter related to the marked-to-market adjustment on

Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. The effective tax rate for the current quarter was 15.6% compared to 5.9% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax. Income from continuing operations for the first quarter of Fiscal 2004 was $26.1 million compared to $6.8 million in the year-earlier quarter.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $3.1 million, or 0.8%. Sales volume increased 4.5% primarily due to Heinz ketchup and Classico pasta sauces, partially offset by declines in frozen food products. Lower pricing decreased sales 2.3% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals, Classico pasta sauces and Bagel Bites snacks. This decrease was partially offset by price increases in Heinz ketchup. Divestitures reduced sales 1.4%.

     Gross profit decreased $3.4 million, or 2.0%, to $166.2 million, and the gross profit margin decreased to 43.6% from 44.9%, as manufacturing cost savings were offset by unfavorable pricing. Operating income increased $3.9 million, or 6.4%, to $65.7 million, primarily due to decreased costs to support the prior year launch of Easy Squeeze! and Kick'rs ketchup. Reorganization costs unfavorably impacted operating income by $1.5 million and $4.2 million for the quarters ending July 30, 2003 and July 31, 2002, respectively.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $23.5 million, or 7.5%. Sales volume increased sales 5.0% primarily due to increases in Heinz ketchup, Escalon specialty sauces and Dianne's frozen desserts. Higher pricing increased sales by 2.1%. Acquisitions, net of divestitures, increased sales 0.4%, primarily due to the current year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $10.6 million, or 12.3%, to $96.3 million, and the gross profit margin increased to 28.8% from 27.5%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. Operating income increased $5.6 million, or 18.5%, to $35.8 million, primarily due to growth in gross profit partially offset by increased royalty expense to related parties resulting from increased sales.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of cash flows includes cash flows from discontinued operations.

     Cash provided by operating activities decreased to $207.8 million compared to $340.8 million last year. The decrease in Fiscal 2004 versus Fiscal 2003 is primarily due to decreased working capital primarily due to receivables and due to/from related parties.

     Cash used for investing activities totaled $67.8 million compared to $6.4 million last year. Acquisitions used $61.3 million in cash in the first quarter of Fiscal 2004 in line with Heinz Finance's strategy of improving its business mix through acquisitions. Capital expenditures totaled $6.3 million compared to $16.6 million last year.

     Cash used for financing activities totaled $6.6 million compared to $329.9 million last year. Proceeds from long-term debt with related parties totaled $185.6 million in the current period related to a new long-term note payable entered into with a wholly-owned subsidiary of Heinz. Payments on commercial paper were $64.3 million last year. Payments on short-term borrowings with related parties were $187.1 million this year compared to $196.6 million last year. Dividend payments to preferred shareholders totaled $5.1 million for both the current and prior periods. Distributions to minority partners totaled $64.8 million in the prior quarter.

     At July 30, 2003, Heinz Finance's external net debt (total external debt net of the value of interest rate swaps ($150.4 million), less cash and cash equivalents) was $3.37 billion, down approximately $942.2 million as compared to the year earlier quarter. Additional net debt reductions are anticipated in Fiscal 2004.

     In first quarter of Fiscal 2004, the cash used for reorganization costs was approximately $10.4 million.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. Heinz Finance's financial position continues to remain very strong, enabling it to meet cash requirements for operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 will require the reclassification of Heinz Finance's $325 million of mandatorily redeemable preferred shares to the liabilities section of the condensed consolidated balance sheet and the $20.2 million annual preferred dividend from retained earnings on the condensed consolidated balance sheet to interest expense on the consolidated statement of income.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. No impairment issues were identified as a result of adopting SFAS No. 142.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Except for historical information, matters discussed in this report, including the management's discussion and analysis, the financial statements and footnotes, and the statements about future growth, profitability, costs, expectations, plans, or objectives, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, production, energy, and raw material costs, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, litigation, changes in estimates in critical accounting judgments, the possibility of increased pension expense, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in Heinz Finance's Form 10-K for the fiscal year ended April 30, 2003, and Heinz Finance's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the first quarter ended July 30, 2003. For additional information, refer to pages 18-19 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Heinz Finance's management, with participation of Heinz Finance's President and Chief Financial and Accounting Officer, evaluated the effectiveness of Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial and Accounting Officer concluded that Heinz Finance's disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Heinz Finance believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Heinz Finance's most recent Internal Controls over Financial Reporting

     No change in Heinz Finance's internal control over financial reporting occurred during Heinz Finance's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, Heinz Finance's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  CHANGES IN SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     See Note 9 to the Condensed Consolidated Financial Statements in Part I -- Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Heinz Finance has omitted certain exhibits in accordance with
     Item 601(b)(4)(iii)(A) of Regulation S-K. Heinz Finance agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

            12.      Computation of Ratios of Earnings to Fixed Charges.

            31.      Rule 13a-14(a)/15d-14(a) Certifications.

            32(a). Certification by the President Relating to a Periodic Report Containing Financial Statements.*

            32(b). Certification by the Chief Financial and Accounting Officer Relating to a Periodic Report Containing Financial Statements.*

     (b)     No reports on Form 8-K have been filed.

     * The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under the section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: September 12, 2003
                                          By:   /s/ LEONARD A. CULLO, JR.
                                      ..........................................

                                                   Leonard A. Cullo, Jr.
                                                   Director and President

                                          By:   /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                 Director, Vice President,
                                               Chief Financial and Accounting
                                                           Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                             DESCRIPTION OF EXHIBIT

     Exhibits required to be filed by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31. Rule 13a-14(a)/15d-14(a) Certifications.

        32(a). Certification by the President Relating to a Periodic Report
               Containing Financial Statements.*

        32(b). Certification by the Chief Financial and Accounting Officer
               Relating to a Periodic Report Containing Financial Statements.*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.