Form 10-Q
period 2003-10-29
HEINZ HJ FINANCE CO
filed 2003-12-08
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________

FOR THE SIX MONTHS ENDED OCTOBER 29, 2003       COMMISSION FILE NUMBER 333-85064

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes  __   No  X

     All of the outstanding shares of the registrant's common stock are owned by
H. J. Heinz Company.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Second Quarter Ended
                                                           ------------------------------------
                                                           October 29, 2003   October 30, 2002
                                                               FY 2004             FY 2003
                                                           ----------------   -----------------
                                                                       (Unaudited)
                                                                      (in thousands)
Sales....................................................      $825,720           $821,813
Cost of products sold....................................       522,540            517,462
                                                               --------           --------
Gross profit.............................................       303,180            304,351
Selling, general and administrative expenses.............       134,601            143,032
Royalty expense to related parties.......................        41,554             40,109
                                                               --------           --------
Operating income.........................................       127,025            121,210
Interest income..........................................         2,371              7,369
Interest expense.........................................        35,706             35,538
Dividends from related parties...........................        30,798             30,798
Currency loss............................................         9,864              1,512
Other income/(expense), net..............................           519             (6,261)
                                                               --------           --------
Income from continuing operations before income taxes and
  minority interest......................................       115,143            116,066
Provision for income taxes...............................        13,359             16,982
                                                               --------           --------
Income from continuing operations before minority
  interest...............................................       101,784             99,084
Minority interest........................................       (81,901)           (69,003)
                                                               --------           --------
Income from continuing operations........................        19,883             30,081
Loss from discontinued operations, net of tax and
  minority interest......................................            --            (10,885)
                                                               --------           --------
Net income...............................................      $ 19,883           $ 19,196
                                                               ========           ========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Six Months Ended
                                                           ------------------------------------
                                                           October 29, 2003   October 30, 2002
                                                               FY 2004             FY 2003
                                                           ----------------   -----------------
                                                                       (Unaudited)
                                                                      (in thousands)
Sales....................................................     $1,541,590         $1,511,092
Cost of products sold....................................        976,137            951,675
                                                              ----------         ----------
Gross profit.............................................        565,453            559,417
Selling, general and administrative expenses.............        260,005            272,164
Royalty expense to related parties.......................         77,530             74,581
                                                              ----------         ----------
Operating income.........................................        227,918            212,672
Interest income..........................................          3,771             13,813
Interest expense.........................................         67,301             68,843
Dividends from related parties...........................         61,596             61,596
Currency loss............................................         14,716             23,617
Other expenses, net......................................          3,927             10,498
                                                              ----------         ----------
Income from continuing operations before income taxes and
  minority interest......................................        207,341            185,123
Provision for income taxes...............................         27,740             21,068
                                                              ----------         ----------
Income from continuing operations before minority
  interest...............................................        179,601            164,055
Minority interest........................................       (133,570)          (127,201)
                                                              ----------         ----------
Income from continuing operations........................         46,031             36,854
Loss from discontinued operations, net of tax and
  minority interest......................................             --            (13,404)
                                                              ----------         ----------
Net income...............................................     $   46,031         $   23,450
                                                              ==========         ==========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            October 29, 2003    April 30, 2003*
                                                                FY 2004             FY 2003
                                                            ----------------    ---------------
                                                              (Unaudited)
                                                                      (in thousands)

ASSETS

Current assets:
  Cash and cash equivalents...............................     $  254,134         $  194,266
  Receivables, net........................................        320,727            400,565
  Due from related parties................................         21,618             24,603
  Short-term notes receivable from related parties........        550,414            217,988
  Inventories.............................................        512,066            386,889
  Prepaid expenses and other current assets...............         49,923             29,901
                                                               ----------         ----------
     Total current assets.................................      1,708,882          1,254,212
Property, plant and equipment.............................      1,137,355          1,120,294
Less accumulated depreciation.............................        505,763            482,981
                                                               ----------         ----------
     Total property, plant and equipment, net.............        631,592            637,313
Investments in related parties............................      1,895,245          1,895,245
Goodwill..................................................      1,062,982          1,008,734
Other intangible assets, net..............................        253,128            257,378
Other non-current assets..................................        394,181            512,803
                                                               ----------         ----------
     Total other non-current assets.......................      3,605,536          3,674,160
                                                               ----------         ----------
     Total assets.........................................      5,946,010         $5,565,685
                                                               ==========         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties....................     $  153,621         $   82,716
  Portion of long-term debt due within one year...........            543              1,738
  Accounts payable........................................        227,958            212,751
  Accounts payable to related parties.....................         73,663             98,947
  Accrued interest........................................        101,251             66,170
  Accrued marketing.......................................         84,718             77,353
  Other accrued liabilities...............................         66,563             45,007
                                                               ----------         ----------
     Total current liabilities............................        708,317            584,682
Long-term debt............................................      4,195,682          3,981,145
Long-term debt with related parties.......................        193,156                 --
Deferred income taxes.....................................         14,715             14,511
Other liabilities.........................................          4,566              5,979
                                                               ----------         ----------
     Total long-term debt and other liabilities...........      4,408,119          4,001,635
Minority interest.........................................        591,063            457,493
Mandatorily Redeemable Series A Preferred shares..........             --            325,000
Shareholder's equity:
  Common stock............................................             11                 11
  Additional capital......................................        128,050            128,050
  Retained earnings.......................................        109,669             68,697
  Accumulated other comprehensive gain....................            781                117
                                                               ----------         ----------
     Total shareholder's equity...........................        238,511            196,875
                                                               ----------         ----------
     Total liabilities and shareholder's equity...........     $5,946,010         $5,565,685
                                                               ==========         ==========

---------------
* Summarized from audited Fiscal Year 2003 balance sheet.

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six Months Ended
                                                            -----------------------------------
                                                            October 29, 2003   October 30, 2002
                                                                FY 2004            FY 2003
                                                            ----------------   ----------------
                                                                        (Unaudited)
                                                                      (in thousands)
Cash Flows from Operating Activities:
  Net income..............................................     $  46,031          $  23,450
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation.........................................        28,819             37,359
     Amortization.........................................         5,938              6,532
     Deferred tax (benefit)/provision.....................        (4,666)             2,932
     Minority interest....................................       133,570            187,528
     Currency loss........................................        14,716             23,617
     Other items, net.....................................        (7,001)            11,971
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables........................................        92,423            160,511
       Inventories........................................      (113,681)           (38,896)
       Due from/to related parties........................       (22,328)            36,756
       Prepaid expenses and other current assets..........       (20,101)           (93,870)
       Accounts payable...................................         7,025             56,083
       Accrued liabilities................................        35,110             66,783
       Income taxes.......................................        30,708             (1,458)
                                                               ---------          ---------

  Cash provided by operating activities...................       226,563            479,298
                                                               ---------          ---------
Cash Flows from Investing Activities:
  Capital expenditures....................................       (19,232)           (31,955)
  Proceeds from disposals of property, plant and
     equipment............................................         1,495              5,153
  Acquisitions, net of cash acquired......................       (61,298)                --
  Other items, net........................................         1,342              3,356
                                                               ---------          ---------
     Cash used for investing activities...................       (77,693)           (23,446)
                                                               ---------          ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.......       185,639                 --
  Payments on long-term debt..............................        (8,058)            (1,673)
  Payments on commercial paper, net.......................            --            (89,142)
  Payments on short-term debt with related parties, net...      (261,524)          (241,414)
  Distributions to minority partners......................            --            (64,844)
  Dividends on preferred shares...........................        (5,059)           (10,116)
  Other items, net........................................            --              1,861
                                                               ---------          ---------
     Cash used for financing activities...................       (89,002)          (405,328)
                                                               ---------          ---------
Net increase in cash and cash equivalents.................        59,868             50,524
Cash and cash equivalents, beginning of period............       194,266              6,924
                                                               ---------          ---------
Cash and cash equivalents, end of period..................     $ 254,134          $  57,448
                                                               =========          =========

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

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the October 29, 2003 and April 30, 2003 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

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

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are reported in the Heinz consolidated financial statements as long-term debt at October 29, 2003 and minority interest at April 30, 2003.

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

     In accordance with accounting principles generally accepted in the United States of America the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $454.8 million and $803.9 million and a net loss of $10.9 million (net of $6.0 million of a tax benefit) and $13.4 million (net of $7.7 million of a tax benefit) for the second quarter and six months ended October 30, 2002, respectively.

(3)  SPECIAL ITEMS

     REORGANIZATION COSTS

     Heinz Finance recognized reorganization costs of $4.0 million pretax for the six months ended October 29, 2003, all of which was recorded in the first quarter of Fiscal 2004. These costs were primarily due to employee termination and severance costs following last year's spin-off transaction with Del Monte, and of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). For the second quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $5.4 million pretax, of which $3.5 million was charged to Heinz Finance by Heinz Management Company, and $1.9 million was recorded in cost of products sold and $3.5 million in SG&A. For the first six months of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $11.7 million pretax, of which $9.8 million was charged to Heinz Finance by Heinz Management Company, and $1.9 million was recorded in cost of products sold and $9.8 million in SG&A.

     During the first six months of Fiscal 2004, Heinz Finance utilized $16.8 million of severance and exit cost accruals related to reorganization costs. Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $1.4 million and $14.1 million at October 29, 2003 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                            October 29,    April 30,
(in thousands)                                                 2003          2003
--------------                                              -----------    ---------
Finished goods and work-in-process........................   $325,218      $275,295
Packaging material and ingredients........................    186,848       111,594
                                                             --------      --------
                                                             $512,066      $386,889
                                                             ========      ========

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, Heinz Finance adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment issues were identified as a result of adopting SFAS No. 142.

     Changes in the carrying amount of goodwill for the six months ended October 29, 2003 by reportable segment, are as follows (see Note 9 for information on changes to reportable segments):

                                                   North
                                                  American
                                                  Consumer      U.S.
(in thousands)                                    Products   Foodservice     Total
--------------                                    --------   -----------   ----------
Balance at April 30, 2003.......................  $844,192    $164,542     $1,008,734
Acquisition.....................................        --      49,381         49,381
Purchase accounting reclassifications...........     4,327         540          4,867
                                                  --------    --------     ----------
Balance at October 29, 2003.....................  $848,519    $214,463     $1,062,982
                                                  ========    ========     ==========

     Trademarks and other intangible assets at October 29, 2003 and April 30, 2003, subject to amortization expense, are as follows:

                                October 29, 2003                      April 30, 2003
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (2,660)    $ 36,443   $ 39,103    $  (2,051)    $ 37,052
Licenses.............   208,186     (115,561)      92,625    208,186     (112,617)      95,569
Other................    75,907      (42,989)      32,918     75,907      (42,269)      33,638
                       --------    ---------     --------   --------    ---------     --------
                       $323,196    $(161,210)    $161,986   $323,196    $(156,937)    $166,259
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $4.3 million and $5.4 million for the six months ended October 29, 2003 and October 30, 2002, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at October 29, 2003, amortization expense for each of the next five years is estimated to be approximately $9.0 million.

     Intangible assets not subject to amortization at October 29, 2003 and April 30, 2003, were $91.1 million and consisted solely of trademarks.

(6)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The low effective tax rate for Heinz Finance occurs because the income of Heinz LP that is allocated to minority interest is not subject to tax at the Heinz LP level or at Heinz Finance, partially offset by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares. The effective tax rate will fluctuate depending on the proportion of minority interest to total Heinz Finance income before tax.

(7)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance's $325 million of mandatorily redeemable preferred shares as long-term debt and the $5.1 million preferred dividend from retained earnings to interest expense for the second quarter ended October 29, 2003.

(8)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz

     Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $62.1 million and $81.3 million for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $125.6 million and $168.2 million for the six months ended October 29, 2003 and October 30, 2002, respectively. These costs are recorded as cost of products sold or selling, general and administrative ("SG&A") expense in the accompanying consolidated statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations, were $15.3 million and $18.0 million for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $33.5 million and $36.2 million for the six months ended October 29, 2003 and October 30, 2002, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the plans.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $361.8 million and $100.3 million of net short-term notes receivable with related parties recorded on the consolidated balance sheets as of October 29, 2003 and April 30, 2003, respectively. An average interest rate of 1.17% and 1.93% was charged on these combined domestic and foreign notes resulting in $1.4 million and $4.8 million of net interest income for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $2.2 million and $8.7 million of net interest income for the six months ended October 29, 2003 and October 30, 2002, respectively.

     In the first quarter of Fiscal 2004, Heinz Finance entered into a long-term note payable with a wholly-owned subsidiary of Heinz. The balance was $193.2 million as of October 29, 2003, and is reported as long-term debt with related parties on the condensed consolidated balance sheet. Interest expense on this note totaled $1.7 million and $2.2 million for the second quarter and six months ended October 29, 2003, respectively, and was based on a fixed interest rate of 4.0%. This note is scheduled to mature in April 2005.

     At October 29, 2003 and April 30, 2003, short-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz. This note is classified as short-term given its maturity of April 29, 2004.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $21.6 million and $24.6 million balances due from related parties as of October 29, 2003 and April 30, 2003, respectively, and the $73.7 million and $98.9 million balances for accounts payable to related parties as of October 29, 2003 and April 30, 2003, respectively. Product sales to related parties were $12.3 million and $10.1 million for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $22.9 million and $19.9 million for the six months ended October 29, 2003 and October 30, 2002, respectively. Purchases from related parties were $8.4 million and $6.6 million for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $14.7 million for the six months ended October 29, 2003 and October 30, 2002.

     Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million and $61.6 million for the second quarters and six months ended October 29, 2003 and October 30, 2002, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of October 29, 2003 and April 30, 2003.

     Heinz Finance paid royalties of $41.6 million and $40.1 million for the second quarter ended October 29, 2003 and October 30, 2002, respectively, and $77.5 million and $74.6 million for the six months ended October 29, 2003 and October 30, 2002, respectively, to Promark International, Inc. and Promark Brands, Inc., direct subsidiaries of Heinz, for the use of certain trademarks.

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

     - U.S. Foodservice -- This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the U.S. including ketchup, condiments, sauces and frozen soups and desserts.

     Heinz Finance's management evaluates performance based on several factors including net sales, operating income and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by Heinz Finance's management.

     The following table presents information about Heinz Finance's reportable segments:

                                      Net External Sales                    Net External Sales
                              -----------------------------------   -----------------------------------
                                     Second Quarter Ended                    Six Months Ended
                              -----------------------------------   -----------------------------------
                              October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
(in thousands)                    FY 2004            FY 2003            FY 2004            FY 2003
--------------                ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products..................      $450,727           $475,973          $  831,842         $  853,969
U.S. Foodservice............       374,993            345,840             709,748            657,123
                                  --------           --------          ----------         ----------
  Consolidated totals.......      $825,720           $821,813          $1,541,590         $1,511,092
                                  ========           ========          ==========         ==========

                                     Intersegment Revenues                 Intersegment Revenues
                              -----------------------------------   -----------------------------------
                                     Second Quarter Ended                    Six Months Ended
                              -----------------------------------   -----------------------------------
                              October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
(in thousands)                    FY 2004            FY 2003            FY 2004            FY 2003
--------------                ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products..................      $10,660            $10,755            $21,320            $20,510
U.S. Foodservice............           --                 --                 --                 --
                                  -------            -------            -------            -------
  Consolidated totals.......      $10,660            $10,755            $21,320            $20,510
                                  =======            =======            =======            =======

                                  Operating Income (Loss) (b)           Operating Income (Loss) (b)
                              -----------------------------------   -----------------------------------
                                     Second Quarter Ended                    Six Months Ended
                              -----------------------------------   -----------------------------------
                              October 29, 2003   October 30, 2002   October 29, 2003   October 30, 2002
(in thousands)                    FY 2004            FY 2003            FY 2004            FY 2003
--------------                ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products..................      $ 84,147           $ 79,586           $149,805           $141,302
U.S. Foodservice............        43,439             42,401             79,246             72,614
Non-Operating(a)............          (561)              (777)            (1,133)            (1,244)
                                  --------           --------           --------           --------
  Consolidated totals.......      $127,025           $121,210           $227,918           $212,672
                                  ========           ========           ========           ========

     --------------------

     (a) Includes charges not directly attributable to operating segments.

     (b) Second Quarter ended October 30, 2002 - Includes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows: North American Consumer Products $4.3 million and U.S. Foodservice $1.1 million.

         Six Months ended October 29, 2003 - Includes costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows:
         North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

         Six Months ended October 30, 2002 - Includes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows: North American Consumer Products $8.4 million and U.S. Foodservice $3.2 million.

(10)  COMPREHENSIVE INCOME

                                    Second Quarter Ended                     Six Months Ended
                            -------------------------------------   -----------------------------------
                            October 29, 2003    October 30, 2002    October 29, 2003   October 30, 2002
(in thousands)                   FY 2004             FY 2003            FY 2004            FY 2003
--------------              -----------------   -----------------   ----------------   ----------------
Net income................      $ 19,883             $19,196            $46,031            $ 23,450
Other comprehensive
  income:
  Net deferred
    gains/(losses) on
    derivatives from
    periodic
    revaluations..........        12,237               2,038              7,042              17,811
  Net deferred
    (gains)/losses on
    derivatives
    reclassified to
    earnings..............       (13,007)             (1,668)            (6,378)            (14,874)
                                --------             -------            -------            --------
Comprehensive income......      $ 19,113             $19,566            $46,695            $ 26,387
                                ========             =======            =======            ========

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

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the six months ended October 29, 2003, and was a net gain of $0.1 million for the six months ended October 30, 2002.

     DEFERRED HEDGING GAINS AND LOSSES: As of October 29, 2003, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz Finance expects $0.8 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $454.8 million and $803.9 million and a net loss of $10.9 million (net of $6.0 million of a tax benefit) and $13.4 million (net of $7.7 million of a tax benefit) for the second quarter and six months ended October 30, 2002, respectively.

  REORGANIZATION COSTS

     Heinz Finance recognized reorganization costs of $4.0 million pretax for the six months ended October 29, 2003, all of which was recorded in the first quarter of Fiscal 2004. These costs were primarily due to employee termination and severance costs following last year's spin-off transaction with Del Monte, and of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). For the second quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $5.4 million pretax, of which $3.5 million was charged to Heinz Finance by Heinz Management Company, and $1.9 million was recorded in cost of products sold and $3.5 million in SG&A. For the first six months of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $11.7 million pretax, of which $9.8 million was charged to Heinz Finance by Heinz Management Company, and $1.9 million was recorded in cost of products sold and $9.8 million in SG&A.

     During the first six months of Fiscal 2004, Heinz Finance utilized $16.8 million in severance and exit cost accruals related to reorganization costs.

            THREE MONTHS ENDED OCTOBER 29, 2003 AND OCTOBER 30, 2002

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and the management of its business. Heinz Finance is now managing and reporting its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform with the current presentation. (See Note 9 to the condensed consolidated financial statements for further discussion of Heinz Finance's reportable segments).

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended October 29, 2003 increased $3.9 million, or 0.5%, to $825.7 million. Sales were favorably impacted by volume growth of 0.5% and acquisitions, net of divestitures, of 0.8%. Lower pricing decreased sales 0.9%.

     Gross profit decreased $1.2 million, or 0.4%, to $303.2 million, and the gross profit margin decreased to 36.7% from 37.0%. Last year's gross profit was unfavorably impacted by reorganization costs of $1.9 million.

     SG&A decreased $8.4 million, or 5.9%, to $134.6 million, and decreased as a percentage of sales to 16.3% from 17.4%. For the second quarter of Fiscal 2003, SG&A was unfavorably impacted by reorganization costs of $3.5 million. Operating income increased $5.8 million, or 4.8%, to $127.0 million, and operating income increased as a percentage of sales to 15.4% from 14.7%.

     Net interest expense increased $5.2 million, to $33.3 million, primarily due to the prospective classification of Heinz Finance's dividend on its mandatorily redeemable preferred shares to interest expense from retained earnings in accordance with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 150 (see below for further discussion). Other expense, net, decreased $6.8 million, primarily related to increased equity income. There was a non-cash currency loss of $9.9 million in the current quarter compared to $1.5 million in the year-earlier quarter related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. The effective tax rate for the current quarter was 11.6% compared to 14.6% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for the second quarter of Fiscal 2004 was $19.9 million compared to $30.1 million in the year-earlier quarter.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $26.2 million, or 5.5%. Sales volume increased 0.2% due to significant growth in Heinz ketchup, EZ Marinader and Classico pasta sauces, partially offset by declines in SmartOnes frozen entrees related to the increased popularity of low-carb dieting and the continuing effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 3.6% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals and due to the launch of the Every Day Low Price strategy on Heinz gravy and Classico pasta sauces. Unfavorable sales mix on SmartOnes frozen entrees also affected price. Divestitures reduced sales 1.9%.

     Gross profit decreased $10.4 million, or 5.1%, to $192.9 million; however, the gross profit margin increased slightly to 42.8% from 42.7%, as manufacturing cost savings offset unfavorable pricing. Operating income increased $4.6 million, or 5.7%, to $84.1 million, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze!. In addition, reorganization costs unfavorably impacted last year's operating income by $4.3 million.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $29.2 million, or 8.4%. Sales volume increased sales 1.0% primarily due to increases in Heinz ketchup, Escalon processed tomato products and Dianne's frozen desserts. Higher pricing increased sales by 3.0% primarily due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 4.4%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $8.9 million, or 8.8%, to $110.6 million, and the gross profit margin increased to 29.5% from 29.4%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the quarter ending October 30, 2002. Operating income increased $1.0 million, or 2.4%, to $43.4 million, primarily due to the increase in gross profit, partially offset by increased SG&A expense attributable to investment in people and infrastructure.

             SIX MONTHS ENDED OCTOBER 29, 2003 AND OCTOBER 30, 2002

RESULTS OF CONTINUING OPERATIONS

     Sales for the six months ended October 29, 2003 increased $30.5 million, or 2.0%, to $1.54 billion. Sales were favorably impacted by volume of 2.5% due to strong increases in both operating segments. Lower pricing decreased sales by 0.6%. Acquisitions, net of divestitures, increased sales 0.1%.

     Gross profit increased $6.0 million, or 1.1%, to $565.5 million; however, the gross profit margin decreased to 36.7% from 37.0%. For the first six months of Fiscal 2003, gross profit was impacted by reorganization costs of $1.9 million.

     SG&A decreased $12.2 million, or 4.5%, to $260.0 million, and as a percentage of sales was reduced to 16.9% from 18.0%. The decreases are primarily due to decreased marketing expense as well as the impact of reorganization costs of $4.0 million and $11.7 million for the six months ended October 29, 2003 and October 30, 2002, respectively, partially offset by the impact of higher sales volume. Operating income increased $15.2 million, or 7.2%, to $227.9 million, and increased as a percentage of sales to 14.8% from 14.1%.

     Net interest expense increased $8.5 million, to $63.5 million, primarily due to the prospective classification of the Heinz Finance's second quarter of Fiscal 2004 dividend on its mandatorily redeemable preferred shares to interest expense from retained earnings in accordance with the adoption of SFAS No. 150 (see below for further discussion). Other expense, net, decreased $6.6 million, to $3.9 million. There was a non-cash currency loss of $14.7 million in the current year compared to $23.6 million in the year-earlier period related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. The effective tax rate for the current year was 13.4% compared to 11.4% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for the first six months of Fiscal 2004 was $46.0 million compared to $36.9 million in the year-earlier period.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $22.1 million, or 2.6%. Sales volume increased 2.1% primarily due to Heinz ketchup, Classico pasta sauces and EZ Marinader, partially offset by declines in SmartOnes frozen entrees related to the increased popularity of low-carb dieting, Ore-Ida frozen potatoes due to growth in private label, and the effects of the continuing rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 3.0% consistent with our strategy to obtain a more competitive consumer price point on Boston Market HomeStyle meals and due to the launch of the Every Day Low Price strategy on Heinz gravy and Classico pasta sauces. Price was also affected by unfavorable sales mix on SmartOnes frozen entrees and promotional timing related to TGI Fridays, Poppers and Bagel Bites partially offset by increases in Heinz ketchup due to trade promotion efficiencies in the current year. Divestitures reduced sales 1.7%.

     Gross profit decreased $13.7 million, or 3.7%, to $359.1 million and, the gross profit margin decreased to 43.2% from 43.7%, as manufacturing cost savings were offset by unfavorable pricing. Operating income increased $8.5 million, or 6.0%, to $149.8 million, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze!. In addition, reorganization costs unfavorably impacted operating income by $1.5 million and $8.4 million for the six months ending October 29, 2003 and October 30, 2002, respectively.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $52.6 million, or 8.0%. Sales volume increased sales 2.9% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments. Higher pricing increased sales by 2.6% primarily due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 2.6%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $19.5 million, or 10.4%, to $206.9 million, and the gross profit margin increased to 29.1% from 28.5%. This increase in gross profit margin is primarily due to favorable pricing and sales mix. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the six months ending October 30, 2002. Operating income increased $6.6 million, or 9.1%, to $79.2 million, primarily due to the growth in gross profit partially offset by increased SG&A expenses. In addition, reorganization costs unfavorably impacted operating income by $2.5 million and $3.2 million for the six months ending October 29, 2003 and October 30, 2002, respectively.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of cash flows includes cash flows from discontinued operations.

     Cash provided by operating activities decreased to $226.6 million compared to $479.3 million last year. The decrease in Fiscal 2004 versus Fiscal 2003 is primarily due to increased working capital primarily due to receivables and inventories.

     Cash used for investing activities totaled $77.7 million compared to $23.4 million last year. Acquisitions, used $61.3 million in cash in the first six months of Fiscal 2004. Capital expenditures totaled $19.2 million compared to $32.0 million last year.

     Cash used for financing activities totaled $89.0 million compared to $405.3 million last year. Payments on short-term borrowings with related parties were $261.5 million this year, compared to $241.4 million last year. Proceeds from long-term debt with related parties provided $185.6 million in the current year. Heinz Finance paid down $8.1 million in long-term debt during the current period, compared to $1.7 million last year. Payments on commercial paper were $89.1 million last year. Dividend payments to preferred shareholders totaled $5.1 million in the current year compared to $10.1 million in the prior year as a result of the adoption of SFAS No. 150 as previously discussed. Distributions to minority partners were $64.8 million in the prior year.

     At October 29, 2003, Heinz Finance's external net debt (total external debt net of the value of interest rate swaps of $176.3 million, less cash and cash equivalents) was $3.77 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), external net debt would have been $3.44 billion, down approximately $799.9 million compared to the year earlier period. Additional net debt reductions are anticipated in Fiscal 2004.

     In September 2003, Heinz, Heinz Finance and a group of domestic and international banks renewed a 364-day credit agreement at $600 million. That credit agreement and the $1.5 billion credit agreement that expires in September 2006 support Heinz's and Heinz Finance's commercial paper programs. As of October 29, 2003, there was no commercial paper outstanding.

     In first six months of Fiscal 2004, the cash used for reorganization costs was approximately $16.2 million.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2004 results. Heinz Finance's financial position continues to remain very strong, enabling it to meet cash requirements for operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance's $325 million of mandatorily redeemable preferred shares to long-term debt and the $5.1 million quarterly preferred dividend from retained earnings to interest expense for the second quarter ending October 29, 2003.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. No impairment issues were identified as a result of adopting SFAS No. 142.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitive conditions, production, energy and raw material costs, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, changes in estimates in critical accounting judgments, the possibility of increased pension expense, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in Heinz Finance's Form 10-K for the fiscal year ended April 30, 2003, and Heinz Finance's subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the six months ended October 29, 2003. For additional information, refer to pages 18-19 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Heinz Finance occurred on September 12, 2003 in Pittsburgh, Pennsylvania. The directors of Heinz Finance were elected as follows:

NAME                                                          CAST FOR   CAST AGAINST   ABSTAIN
----                                                          --------   ------------   -------
Leonard A. Cullo, Jr.*......................................   12,013          0          196
Laura Stein*................................................   12,013          0          196
Arthur Winkleblack*.........................................   12,013          0          196
Andrew L. Stidd**...........................................    1,433         20          196

 *Messrs. Cullo and Winkleblack and Ms. Stein are elected by the combined vote of the holders of Heinz Finance's Common Stock and Series A Preferred Stock.

**Mr. Stidd is elected solely by the holders of Heinz Finance's Series A Preferred Stock.

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

            12.      Computation of Ratios of Earnings to Fixed Charges.

            31(a).   Rule 13a-14(a)/15d-14(a) Certification by the President.

            31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial and Accounting Officer.

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

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: December 8, 2003
                                          By:   /s/ LEONARD A. CULLO, JR.
                                      ..........................................

                                                   Leonard A. Cullo, Jr.
                                                   Director and President

                                          By:   /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                                 Director, Vice President,
                                               Chief Financial and Accounting
                                                           Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                             DESCRIPTION OF EXHIBIT

     Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are furnished herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification of the President.

        31(b). Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial and
               Accounting Officer.

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