Form 10-Q
period 2004-01-28
HEINZ HJ FINANCE CO
filed 2004-03-08
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________

FOR THE NINE MONTHS ENDED JANUARY 28, 2004      COMMISSION FILE NUMBER 333-85064

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

                                                                      Third Quarter Ended
                                                              -----------------------------------
                                                              January 28, 2004   January 29, 2003
                                                                  FY 2004            FY 2003
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (in thousands)
Sales.......................................................      $812,969           $798,229
Cost of products sold.......................................       516,016            506,186
                                                                  --------           --------
Gross profit................................................       296,953            292,043
Selling, general and administrative expenses................       128,925            136,973
Royalty expense to related parties..........................        42,106             37,429
                                                                  --------           --------
Operating income............................................       125,922            117,641
Interest income.............................................         2,319              6,112
Interest expense............................................        35,214             39,888
Dividends from related parties..............................        30,798             31,482
Currency loss...............................................        25,621             30,787
Other expenses, net.........................................         2,574             44,311
                                                                  --------           --------
Income from continuing operations before income taxes and
  minority interest.........................................        95,630             40,249
Provision/(benefit) for income taxes........................         8,346             (2,080)
                                                                  --------           --------
Income from continuing operations before minority
  interest..................................................        87,284             42,329
Minority interest...........................................       (76,302)           (45,201)
                                                                  --------           --------
Income/(loss) from continuing operations....................        10,982             (2,872)
Loss from discontinued operations, net of tax and minority
  interest..................................................            --             (9,909)
                                                                  --------           --------
Net income/(loss)...........................................      $ 10,982           $(12,781)
                                                                  ========           ========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 28, 2004   January 29, 2003
                                                                  FY 2004            FY 2003
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (in thousands)
Sales.......................................................     $2,354,559         $2,309,321
Cost of products sold.......................................      1,492,153          1,457,861
                                                                 ----------         ----------
Gross profit................................................        862,406            851,460
Selling, general and administrative expenses................        388,930            409,137
Royalty expense to related parties..........................        119,636            112,010
                                                                 ----------         ----------
Operating income............................................        353,840            330,313
Interest income.............................................          6,090             19,925
Interest expense............................................        102,515            108,731
Dividends from related parties..............................         92,394             93,078
Currency loss...............................................         40,337             54,404
Other expenses, net.........................................          6,501             54,809
                                                                 ----------         ----------
Income from continuing operations before income taxes and
  minority interest.........................................        302,971            225,372
Provision for income taxes..................................         36,086             18,988
                                                                 ----------         ----------
Income from continuing operations before minority
  interest..................................................        266,885            206,384
Minority interest...........................................       (209,872)          (172,402)
                                                                 ----------         ----------
Income from continuing operations...........................         57,013             33,982
Loss from discontinued operations, net of tax and minority
  interest..................................................             --            (23,313)
                                                                 ----------         ----------
Net income..................................................     $   57,013         $   10,669
                                                                 ==========         ==========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 28, 2004    April 30, 2003*
                                                                  FY 2004             FY 2003
                                                              ----------------    ---------------
                                                                (Unaudited)
                                                                        (in thousands)

ASSETS

Current assets:
  Cash and cash equivalents.................................     $  234,467         $  194,266
  Receivables, net..........................................        350,589            400,565
  Due from related parties..................................         21,334             24,603
  Short-term notes receivable from related parties..........        698,119            217,988
  Inventories...............................................        468,421            386,889
  Prepaid expenses and other current assets.................         37,052             29,901
                                                                 ----------         ----------
     Total current assets...................................      1,809,982          1,254,212
Property, plant and equipment...............................      1,130,451          1,120,294
Less accumulated depreciation...............................        511,053            482,981
                                                                 ----------         ----------
     Total property, plant and equipment, net...............        619,398            637,313
Investments in related parties..............................      1,895,245          1,895,245
Goodwill....................................................      1,059,652          1,008,734
Other intangible assets, net................................        250,886            257,378
Other non-current assets....................................        424,269            512,803
                                                                 ----------         ----------
     Total other non-current assets.........................      3,630,052          3,674,160
                                                                 ----------         ----------
     Total assets...........................................     $6,059,432         $5,565,685
                                                                 ==========         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................     $  209,595         $   82,716
  Portion of long-term debt due within one year.............        374,636              1,738
  Accounts payable..........................................        206,491            212,751
  Accounts payable to related parties.......................         69,129             98,947
  Accrued interest..........................................         57,568             66,170
  Accrued marketing.........................................         94,427             77,353
  Other accrued liabilities.................................         50,885             45,007
                                                                 ----------         ----------
     Total current liabilities..............................      1,062,731            584,682
Long-term debt..............................................      3,876,318          3,981,145
Long-term debt with related parties.........................        189,104                 --
Deferred income taxes.......................................         10,237             14,511
Other liabilities...........................................          4,061              5,979
                                                                 ----------         ----------
     Total long-term debt and other liabilities.............      4,079,720          4,001,635
Minority interest...........................................        667,365            457,493
Mandatorily Redeemable Series A Preferred shares............             --            325,000
Shareholder's equity:
  Common stock..............................................             11                 11
  Additional capital........................................        128,050            128,050
  Retained earnings.........................................        120,651             68,697
  Accumulated other comprehensive gain......................            904                117
                                                                 ----------         ----------
     Total shareholder's equity.............................        249,616            196,875
                                                                 ----------         ----------
     Total liabilities and shareholder's equity.............     $6,059,432         $5,565,685
                                                                 ==========         ==========

---------------
* Summarized from audited Fiscal Year 2003 balance sheet.

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 28, 2004   January 29, 2003
                                                                  FY 2004            FY 2003
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (in thousands)
Cash Flows from Operating Activities:
  Net income................................................     $   57,013         $   10,669
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................         43,025             56,160
     Amortization...........................................          9,319              9,198
     Deferred tax (benefit)/provision.......................         (9,104)            16,120
     Minority interest......................................        209,872            270,420
     Currency loss..........................................         40,337             54,404
     Other items, net.......................................         (9,117)             9,402
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................         63,641            203,106
       Inventories..........................................        (66,285)           (33,085)
       Due from/to related parties..........................        (26,763)            62,648
       Prepaid expenses and other current assets............         (7,012)           (88,023)
       Accounts payable.....................................        (14,442)            30,227
       Accrued liabilities..................................         (8,208)             7,096
       Income taxes.........................................         22,931            (16,311)
                                                                 ----------         ----------

  Cash provided by operating activities.....................        305,207            592,031
                                                                 ----------         ----------
Cash Flows from Investing Activities:
  Capital expenditures......................................        (30,147)           (46,561)
  Acquisitions, net of cash acquired........................        (61,298)                --
  Other items, net..........................................          7,283              5,046
                                                                 ----------         ----------
     Cash used for investing activities.....................        (84,162)           (41,515)
                                                                 ----------         ----------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.........        185,639                 --
  Payments on long-term debt................................         (8,168)          (401,214)
  Proceeds received from Heinz related to the spin-off,
     net....................................................             --          1,062,143
  Payments on commercial paper, net.........................             --            (89,142)
  Payments on short-term debt with related parties, net.....       (353,256)          (667,512)
  Distributions to minority partners........................             --            (56,412)
  Dividends on preferred shares.............................         (5,059)           (15,175)
  Other items, net..........................................             --              2,619
                                                                 ----------         ----------
     Cash used for financing activities.....................       (180,844)          (164,693)
                                                                 ----------         ----------
Net increase in cash and cash equivalents...................         40,201            385,823
Cash and cash equivalents, beginning of period..............        194,266              6,924
                                                                 ----------         ----------
Cash and cash equivalents, end of period....................     $  234,467         $  392,747
                                                                 ==========         ==========
Supplemental cash plan information:
  Non cash activities:
     Net assets spun-off....................................     $       --         $1,134,873
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

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the January 28, 2004 and April 30, 2003 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

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

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are reported in the Heinz consolidated financial statements as long-term debt at January 28, 2004 and minority interest at April 30, 2003.

(2)  DISCONTINUED OPERATIONS AND SPIN-OFF

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses, and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte.

     In accordance with accounting principles generally accepted in the United States of America the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $248.7 million and $1,052.6 million and a net loss of $9.9 million (net of $6.1 million of a tax benefit) and $23.3 million (net of $13.8 million of a tax benefit) for the third quarter and nine months ended January 29, 2003, respectively.

(3)  SPECIAL ITEMS

     REORGANIZATION COSTS

     Heinz Finance recognized reorganization costs of $4.0 million pretax for the nine months ended January 28, 2004, all of which were recorded in the first quarter of Fiscal 2004. These costs were primarily due to employee termination and severance costs following last year's spin-off transaction with Del Monte, and of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). For the third quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $45.6 million pretax, of which $4.3 million was charged to Heinz Finance by Heinz Management Company, and $1.6 million was recorded in cost of products sold, $4.3 million in SG&A and $39.6 million in other expenses, net. For the first nine months of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $57.2 million pretax, of which $14.1 million was charged to Heinz Finance by Heinz Management Company, and $3.5 million was recorded in cost of products sold, $14.1 million in SG&A and $39.6 million in other expenses, net. These Fiscal 2003 reorganization costs include employee termination and severance costs and costs related to the early retirement of debt.

     During the first nine months of Fiscal 2004, Heinz Finance utilized $17.2 million of severance and exit cost accruals related to reorganization costs. Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $0.9 million and $14.1 million at January 28, 2004 and April 30, 2003, respectively.

(4)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                            January 28,    April 30,
(in thousands)                                                 2004          2003
--------------                                              -----------    ---------
Finished goods and work-in-process........................   $298,556      $275,295
Packaging material and ingredients........................    169,865       111,594
                                                             --------      --------
                                                             $468,421      $386,889
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

     Changes in the carrying amount of goodwill for the nine months ended January 28, 2004 by reportable segment, are as follows (see Note 9 for information on changes to reportable segments):

                                                   North
                                                  American
                                                  Consumer      U.S.
(in thousands)                                    Products   Foodservice     Total
--------------                                    --------   -----------   ----------
Balance at April 30, 2003.......................  $844,192    $164,542     $1,008,734
Acquisition.....................................        --      46,051         46,051
Purchase accounting reclassifications...........     4,327         540          4,867
                                                  --------    --------     ----------
Balance at January 28, 2004.....................  $848,519    $211,133     $1,059,652
                                                  ========    ========     ==========

     Trademarks and other intangible assets at January 28, 2004 and April 30, 2003, subject to amortization expense, are as follows:

                                January 28, 2004                      April 30, 2003
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (2,965)    $ 36,138   $ 39,103    $  (2,051)    $ 37,052
Licenses.............   208,186     (117,032)      91,154    208,186     (112,617)      95,569
Other................    75,907      (43,453)      32,454     75,907      (42,269)      33,638
                       --------    ---------     --------   --------    ---------     --------
                       $323,196    $(163,450)    $159,746   $323,196    $(156,937)    $166,259
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $6.5 million and $7.5 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 28, 2004, amortization expense for each of the next five years is estimated to be approximately $9.0 million.

     Intangible assets not subject to amortization at January 29, 2003 and April 30, 2003, were $91.1 million and consisted solely of trademarks.

(6)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The low effective tax rate for Heinz Finance is a result of the income of Heinz LP that is allocated to minority interest not being subject to tax at the Heinz LP level or at Heinz Finance, partially offset by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares. The effective tax rate will fluctuate depending on the proportion of minority interest to total Heinz Finance income before tax.

(7)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz Finance has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act's provisions is pending. Once issued, this guidance could require Heinz Finance to change previously reported financial information.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities," FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 become effective for Heinz Finance in its fourth quarter ended April 28, 2004. Heinz Finance is currently evaluating the impact the revised accounting standard will have on the consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance's $325 million of mandatorily redeemable preferred shares as long-term debt and the preferred dividend from retained earnings to interest expense beginning in the second quarter ended October 29, 2003.

(8)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $62.2 million and $82.5 million for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $187.7 million and $250.7 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. These costs are recorded as cost of products sold or SG&A expense in the accompanying consolidated statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations, were $16.0 million and $17.6 million for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $49.4 million and $53.9 million for the nine months ended January 28, 2004 and January 29, 2003, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the plans.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $453.5 million and $100.3 million of net short-term notes receivable with related parties recorded on the consolidated balance sheets as of January 28, 2004 and April 30, 2003, respectively. An average interest rate of 1.14% and 1.74% was charged on these combined domestic and foreign notes resulting in $1.6 million and $2.1 million of net interest income for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $3.8 million and $10.8 million of net interest income for the nine months ended January 28, 2004 and January 29, 2003, respectively.

     In the first quarter of Fiscal 2004, Heinz Finance entered into a long-term note payable with a wholly-owned subsidiary of Heinz. The balance was $189.1 million as of January 28, 2004, and is reported as long-term debt with related parties on the condensed consolidated balance sheet. Interest expense on this note totaled $1.4 million and $3.6 million for the third quarter and nine months ended January 28, 2004, respectively, and was based on a fixed interest rate of 4.0%. This note is scheduled to mature in April 2005.

     At January 28, 2004 and April 30, 2003, short-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz. This note is classified as short-term given its maturity of April 29, 2004.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $21.3 million and $24.6 million balances due from related parties as of January 28, 2004 and April 30, 2003, respectively, and the $69.1 million and $98.9 million balances for accounts payable to related parties as of January 28, 2004 and April 30, 2003, respectively. Product sales to related parties were $12.2 million and $14.8 million for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $35.1 million and $34.8 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. Purchases from related parties were $8.3 million and $5.6 million for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $23.0 million and $20.3 million for the nine months ended January 28, 2004 and January 29, 2003, respectively.

     Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million and $31.5 million for the third quarters ended January 28, 2004 and January 29, 2003, respectively, and $92.4 million and $93.1 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of January 28, 2004 and April 30, 2003.

     Heinz Finance paid royalties of $42.1 million and $37.4 million for the third quarter ended January 28, 2004 and January 29, 2003, respectively, and $119.6 million and $112.0 million for the nine months ended January 28, 2004 and January 29, 2003, respectively, to Promark International, Inc. and Promark Brands, Inc., direct subsidiaries of Heinz, for the use of certain trademarks.

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

     The following table presents information about Heinz Finance's reportable segments:

                                    Net External Sales                    Net External Sales
                            -----------------------------------   -----------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
(in thousands)                  FY 2004            FY 2003            FY 2004            FY 2003
--------------              ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products................      $455,335           $471,840          $1,287,177         $1,325,809
U.S. Foodservice..........       357,634            326,389           1,067,382            983,512
                                --------           --------          ----------         ----------
  Consolidated totals.....      $812,969           $798,229          $2,354,559         $2,309,321
                                ========           ========          ==========         ==========

                                   Intersegment Revenues                 Intersegment Revenues
                            -----------------------------------   -----------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
(in thousands)                  FY 2004            FY 2003            FY 2004            FY 2003
--------------              ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products................      $10,660            $10,025            $31,980            $30,535
U.S. Foodservice..........           --                 --                 --                 --
Non-Operating(a)..........      (10,660)           (10,025)           (31,980)           (30,535)
                                -------            -------            -------            -------
  Consolidated totals.....      $    --            $    --            $    --            $    --
                                =======            =======            =======            =======

                                Operating Income (Loss) (b)           Operating Income (Loss) (b)
                            -----------------------------------   -----------------------------------
                                    Third Quarter Ended                    Nine Months Ended
                            -----------------------------------   -----------------------------------
                            January 28, 2004   January 29, 2003   January 28, 2004   January 29, 2003
(in thousands)                  FY 2004            FY 2003            FY 2004            FY 2003
--------------              ----------------   ----------------   ----------------   ----------------
North American Consumer
  Products................      $ 85,908           $ 79,234           $235,713           $220,536
U.S. Foodservice..........        40,479             38,703            119,725            111,317
Non-Operating(a)..........          (465)              (296)            (1,598)            (1,540)
                                --------           --------           --------           --------
  Consolidated totals.....      $125,922           $117,641           $353,840           $330,313
                                ========           ========           ========           ========

     --------------------

     (a) Includes charges not directly attributable to operating segments and intercompany eliminations.

     (b) Third Quarter ended January 29, 2003 - Includes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows: North American Consumer Products $5.9 million.

         Nine Months ended January 28, 2004 - Includes costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows:
         North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

         Nine Months ended January 29, 2003 - Includes Del Monte transaction related costs and costs to reduce overhead of the remaining businesses recorded on Heinz Finance as well as charged back to Heinz Finance by Heinz Management Company as follows: North American Consumer Products $14.4 million and U.S. Foodservice $3.2 million.

(10)  COMPREHENSIVE INCOME

                                   Third Quarter Ended                     Nine Months Ended
                          -------------------------------------   -----------------------------------
                          January 28, 2004    January 29, 2003    January 28, 2004   January 29, 2003
(in thousands)                 FY 2004             FY 2003            FY 2004            FY 2003
--------------            -----------------   -----------------   ----------------   ----------------
Net income/(loss).......      $ 10,982            $(12,781)           $57,013            $ 10,669
Other comprehensive
  income:
  Net deferred
    gains/(losses) on
    derivatives from
    periodic
    revaluations........        (1,567)             12,416              5,475              30,227
  Net deferred
    (gains)/losses on
    derivatives
    reclassified to
    earnings............         1,690             (14,409)            (4,688)            (29,283)
                              --------            --------            -------            --------
Comprehensive
  income/(loss).........      $ 11,105            $(14,774)           $57,800            $ 11,613
                              ========            ========            =======            ========

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

     INTEREST RATE HEDGING: Heinz Finance uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. At January 28, 2004, Heinz Finance had interest rate swaps with a total notional amount of $2.77 billion that satisfied the criteria for hedge accounting and interest rate swaps with a total notional amount of $907.6 million that were not eligible for hedge accounting but effectively mitigate interest rate exposure. The net unrealized gains related to interest rate swaps that satisfy the criteria for hedge accounting were $206.6 million and $294.8 million at January 28, 2004 and April 30, 2003, respectively. The net unrealized gains related to the other interest rate swaps were $2.3 million and $2.1 million at January 28, 2004 and April 30, 2003, respectively.

     HEDGE INEFFECTIVENESS: Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the nine months ended January 28, 2004, and was a net gain of $0.1 million for the nine months ended January 29, 2003.

     DEFERRED HEDGING GAINS AND LOSSES: As of January 28, 2004, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz

     Finance expects $0.9 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

     Heinz Finance is engaged in the business of acquiring, holding and financing equity and debt investments in subsidiaries that own and operate Heinz's U.S. businesses and represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. Heinz Finance's most significant asset is its approximately 40% ownership interest in H.J. Heinz Company, L.P. ("Heinz LP"), a Delaware limited partnership which consists of all of the U.S. business operations of Heinz. Heinz LP manufactures and markets an extensive line of processed food products. Heinz LP's principal products include ketchup, condiments and sauces, frozen food, soups, beans and pasta meals and other processed food products. Heinz LP's products are sold under highly competitive conditions, with many large and small competitors. Heinz Finance regards Heinz LP's principal competition to be other manufacturers of processed foods, including branded, retail products, foodservice products and private label products that compete with Heinz LP's products for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

     Heinz Finance manages and reports its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. All of the assets, liabilities, results of operations and cash flows of Heinz Finance are included in the Heinz consolidated financial statements. All debt of Heinz Finance is guaranteed by Heinz.

SPECIAL ITEMS

  DISCONTINUED OPERATIONS

     On December 20, 2002, Heinz transferred to a wholly-owned subsidiary ("SKF Foods") certain assets and liabilities, including its U.S. pet food and pet snacks, U.S. tuna, U.S. retail private label soup and private label gravy, College Inn broths and its U.S. infant feeding businesses and distributed all of the shares of SKF Foods common stock on a pro rata basis to its shareholders. Immediately thereafter, SKF Foods merged with a wholly-owned subsidiary of Del Monte Foods Company ("Del Monte") resulting in SKF Foods becoming a wholly-owned subsidiary of Del Monte.

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $248.7 million and $1,052.6 million and a net loss of $9.9 million (net of $6.1 million of a tax benefit) and $23.3 million (net of $13.8 million of a tax benefit) for the third quarter and nine months ended January 29, 2003, respectively.

  REORGANIZATION COSTS

     Heinz Finance recognized reorganization costs of $4.0 million pretax for the nine months ended January 28, 2004, all of which were recorded in the first quarter of Fiscal 2004. These costs were primarily due to employee termination and severance costs following last year's spin-off transaction with Del Monte, and of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). For the third quarter of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $45.6 million pretax, of which $4.3 million was charged to Heinz Finance by Heinz Management Company, and $1.6 million was recorded in cost of products sold, $4.3 million in SG&A and $39.6 million in other expenses, net. For the first nine months of Fiscal 2003, Heinz Finance recognized reorganization costs totaling $57.2 million pretax, of which $14.1 million was charged to Heinz Finance by Heinz Management Company, and $3.5 million was recorded in costs of products sold, $14.1 million in SG&A and $39.6 million in other expenses, net. These Fiscal 2003 reorganization costs include employee termination and severance costs and costs related to the early retirement of debt.

     During the first nine months of Fiscal 2004, Heinz Finance utilized $17.2 million in severance and exit cost accruals related to reorganization costs.

            THREE MONTHS ENDED JANUARY 28, 2004 AND JANUARY 29, 2003

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and the management of its business. Heinz Finance is now managing and reporting its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform with the current presentation. (See Note 9 to the condensed consolidated financial statements for further discussion of Heinz Finance's reportable segments.)

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended January 28, 2004 increased $14.7 million, or 1.8%, to $813.0 million. Sales volume increased 1.2% due primarily to strong increases in ketchup and the U.S. Foodservice segment. Pricing decreased 1.0% and acquisitions, net of divestitures, increased sales 1.6% due primarily to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $4.9 million, or 1.7%, to $297.0 million; however, the gross profit margin decreased slightly to 36.5% from 36.6%. The gross profit margin decrease was primarily due to unfavorable raw material costs in the U.S. Foodservice segment partially offset by increases in the North American Consumer Products segment. Last year's gross profit was unfavorably impacted by reorganization costs of $1.6 million.

     SG&A decreased $8.0 million, or 5.9%, to $128.9 million, and decreased as a percentage of sales to 15.9% from 17.2%. These decreases were principally due to the unfavorable impact of reorganization costs in the prior year of $4.3 million and reductions in consumer marketing expenses in the North American Consumer Products segment. Operating income increased $8.3 million, or 7.0%, to $125.9 million, and operating income increased as a percentage of sales to 15.5% from 14.7%, largely due to the lapping of prior year reorganization costs.

     Net interest expense decreased $0.9 million, to $32.9 million, due to declining interest rates partially offset by the prospective classification of Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from retained earnings. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion). Other expense, net, decreased $41.7 million, to $2.6 million, chiefly attributable to a $39.6 million pretax charge related to the early retirement of debt in Fiscal 2003 and increased equity income. There was a non-cash currency loss of $25.6 million in the current quarter compared to $30.8 million in the year-earlier quarter related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz

Finance. The effective tax rate for current quarter was 8.7% compared to (5.2%) last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for the third quarter of Fiscal 2004 was $11.0 million compared to a loss of $2.9 million in the year-earlier quarter.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $16.5 million, or 3.5%. Sales volume remained stable as significant growth in Heinz ketchup and Ore-Ida frozen potatoes was offset by declines resulting from the California grocery strike. The volume growth in Heinz ketchup is compared to a weak prior year quarter and the volume growth in Ore-Ida frozen potatoes was aided by the launch of Ore-Ida Extra Crispy Potatoes. Early results of this new product launch are ahead of management expectations. In addition, volume of SmartOnes frozen entrees remained stable as increases resulting from the recent launch of the "Truth About Carbs" frozen entrees were offset by double-digit declines in the overall nutritional frozen entree category in the U.S. due to the impact of the low-carb dieting phenomenon. Lower pricing decreased sales 2.8% due to the promotional timing on Bagel Bites and price declines on Delimex snacks, Tater Tots and introductory pricing on the new Ore-Ida Extra Crispy Potatoes. Divestitures reduced sales 0.7%.

     Gross profit decreased $1.3 million, or 0.7%, to $193.8 million; however, the gross profit margin increased to 42.6% from 41.4%, as manufacturing cost savings were partially offset by unfavorable pricing. In addition, reorganization costs unfavorably impacted last year's gross profit by $1.6 million. Operating income increased $6.7 million, or 8.4%, to $85.9 million. Last year's operating income was unfavorably impacted by $5.9 million of reorganization costs. Additionally, reductions in consumer marketing expenses were offset by increased General & Administrative expenses ("G&A") due to increased personnel costs.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $31.2 million, or 9.6%. Sales volume increased sales 3.1% primarily due to increases in Heinz ketchup, single-serve condiments, Escalon processed tomato products and Dianne's frozen desserts. This reflects stronger trends in the U.S. restaurant industry and successful product innovation. Higher pricing increased sales by 1.6% primarily due to price increases on Heinz ketchup and improved sales mix on Chef Francisco frozen soups. Acquisitions, net of divestitures, increased sales 4.8%, due to the acquisition of Truesoups LLC.

     Gross profit increased $6.4 million, or 6.6%, to $103.3 million; however, the gross profit margin decreased to 28.9% from 29.7%. This decrease in gross profit margin is primarily due to unfavorable raw material costs. Operating income increased $1.8 million, or 4.6%, to $40.5 million, primarily due to the increase in gross profit, partially offset by increased G&A expense attributable to increased personnel costs.

            NINE MONTHS ENDED JANUARY 28, 2004 AND JANUARY 29, 2003

RESULTS OF CONTINUING OPERATIONS

     Sales for the nine months ended January 28, 2004 increased $45.2 million, or 2.0%, to $2.35 billion. Sales were favorably impacted by volume of 2.0% due to strong increases in the U.S.

Foodservice segment. Lower pricing decreased sales by 0.7%. Acquisitions, net of divestitures, increased sales 0.7% due primarily to the acquisition of Truesoups LLC.

     Gross profit increased $10.9 million, or 1.3%, to $862.4 million; however, the gross profit margin decreased slightly to 36.6% from 36.9%. For the first nine months of Fiscal 2003, gross profit was impacted by reorganization costs of $3.5 million.

     SG&A decreased $20.2 million, or 4.9%, to $388.9 million, and as a percentage of sales was reduced to 16.5% from 17.7%. The decrease is primarily due to decreased marketing expense as a result of a shift to increased trade promotion spending primarily in the North American Consumer Products segment and the impact of reorganization costs of $4.0 million and $14.1 million for the nine months ended January 28, 2004 and January 29, 2003, respectively. These favorable items were offset by the impact of higher expenses resulting from higher sales volume. Operating income increased $23.5 million, or 7.1%, to $353.8 million, and increased as a percentage of sales to 15.0% from 14.3%.

     Net interest expense increased $7.6 million, to $96.4 million, due to the prospective classification of the Heinz Finance Company's dividend on its mandatorily redeemable preferred shares to interest expense from retained earnings. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. Other expense, net, decreased $48.3 million, to $6.5 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003 and increased equity income. There was a non-cash currency loss of $40.3 million in the current year compared to $54.4 million in the year-earlier period related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. The effective tax rate for current quarter was 11.9% compared to 8.4% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for the first nine months of Fiscal 2004 was $57.0 million compared to $34.0 million in the year-earlier period.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $38.6 million, or 2.9%. Sales volume increased 1.4% primarily due to Heinz ketchup and Classico pasta sauces which benefited from Every Day Low Pricing. These increases were partially offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting and declines in the overall nutritional frozen entree category in the U.S., and the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 2.9% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy and Classico pasta sauces, as well as price declines on Delimex frozen snacks. Price was also unfavorably affected by additional promotional spending on SmartOnes frozen entrees. Divestitures in the prior year reduced sales 1.3%.

     Gross profit decreased $15.1 million, or 2.7%, to $552.9 million; however, the gross profit margin increased to 43.0% from 42.8%, as manufacturing cost savings offset unfavorable pricing. In addition, reorganization costs unfavorably impacted gross profit by $2.4 million for the nine months ending January 29, 2003. Operating income increased $15.2 million, or 6.9%, to $235.7 million, primarily due to decreased consumer marketing expenses related to Boston Market frozen entrees and the prior year launch of Easy Squeeze!. In addition, reorganization costs unfavorably impacted operating income by

$1.5 million and $14.4 million for the nine months ending January 28, 2004 and January 29, 2003, respectively.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $83.9 million, or 8.5%. Sales volume increased sales 2.9% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments as a result of a strengthening trend in the U.S. restaurant industry and successful product innovation. Higher pricing increased sales by 2.3% chiefly due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 3.4%, primarily due to the acquisition of Truesoups LLC.

     Gross profit increased $25.9 million, or 9.1%, to $310.2 million, and the gross profit margin increased slightly to 29.1% from 28.9%. These increases are primarily due to favorable pricing and sales mix, partially offset by unfavorable raw material costs. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for the nine months ending January 29, 2003. Operating income increased $8.4 million, or 7.6%, to $119.7 million, primarily due to the growth in gross profit, partially offset by the impact of higher sales volume on selling and distribution costs and increased G&A expenses attributable to increased personnel costs. In addition, reorganization costs unfavorably impacted operating income by $2.5 million and $3.2 million for the nine months ending January 28, 2004 and January 29, 2003, respectively.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of cash flows includes cash flows from discontinued operations.

     Cash provided by operating activities decreased to $305.2 million compared to $592.0 million last year. The decrease in Fiscal 2004 versus Fiscal 2003 is primarily due to increased working capital primarily due to receivables and due from/to related parties.

     Cash used for investing activities totaled $84.2 million compared to $41.5 million last year. Acquisitions used $61.3 million in cash in the first nine months of Fiscal 2004. Capital expenditures totaled $30.1 million compared to $46.6 million last year.

     Cash used for financing activities totaled $180.8 million compared to $164.7 million last year. Payments on short-term borrowings with related parties were $353.3 million this year, compared to $667.5 million last year. Proceeds from long-term debt with related parties provided $185.6 million in the current year. Heinz Finance paid down $8.2 million in long-term debt during the current period, compared to $401.2 million last year. Dividend payments to preferred shareholders recorded in retained earnings on the balance sheet totaled $5.1 million in the current year compared to $15.2 million in the prior year as a result of the adoption of SFAS No. 150 as previously discussed. In the prior year Heinz Finance received $1,062.1 million of net proceeds from Heinz related to the Del Monte transaction. Payments on commercial paper were $89.1 million and distributions to minority partners were $56.4 million in the prior year.

     At January 28, 2004, Heinz Finance's external net debt (total external debt net of the value of interest rate swaps of $206.6 million, less cash and cash equivalents) was $3,809.9 million. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), external net debt would have been $3,484.9 million, down approximately $50 million compared to the year earlier period. Additional net debt reductions are anticipated in Fiscal 2004.

     In the first nine months of Fiscal 2004, the cash used for reorganization costs was approximately $16.6 million.

     Heinz Finance maintains committed credit facilities of $2.1 billion. These resources together with Heinz Finance's anticipated strong operating cash flow and access to the capital markets, if required, should enable Heinz Finance to meet its cash requirements for operations, including capital expansion programs and dividends to shareholders.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2004 results.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz Finance has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans because specific authoritative guidance on the accounting for the Act's provisions is pending. Once issued, this guidance could require Heinz Finance to change previously reported financial information.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 become effective for Heinz Finance in its fourth quarter ended April 28, 2004. Heinz Finance is currently evaluating the impact the revised accounting standard will have on the consolidated results of operations and financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares from minority interest to long-term debt and the preferred dividend from retained earnings to interest expense beginning in the second quarter of Fiscal 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the nine months ended January 28, 2004. For additional information, refer to pages 18-19 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Heinz Finance's management, with participation of Heinz Finance's President and Chief Financial Officer, evaluated the effectiveness of Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that Heinz Finance's disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Heinz Finance believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in Internal Controls

     No change in Heinz Finance's internal control over financial reporting occurred during Heinz Finance's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Heinz Finance's internal control over financial reporting.

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

            10(a). First Amendment to Third Amended and Restated Limited Partnership Agreement.

            10(b). Second Amendment to Third Amended and Restated Limited Partnership Agreement.

            12.      Computation of Ratios of Earnings to Fixed Charges.

            31(a).   Rule 13a-14(a)/15d-14(a) Certification by the President.

            31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

            32(a). Certification by the President Relating to a Periodic Report Containing Financial Statements.*

            32(b). Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

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

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: March 8, 2004
                                          By:   /s/ LEONARD A. CULLO, JR.
                                      ..........................................

                                                   Leonard A. Cullo, Jr.
                                                   Director and President

                                          By:   /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

                                                   Arthur B. Winkleblack
                                               Director, Vice President, and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                 EXHIBIT INDEX

                             DESCRIPTION OF EXHIBIT

     Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Documents not designated as being incorporated herein by reference are furnished herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        10(a). First Amendment to Third Amended and Restated Limited Partnership
               Agreement.

        10(b). Second Amendment to Third Amended and Restated Limited
               Partnership Agreement.

        12.    Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification of the President.

        31(b). Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
               Officer.

        32(a). Certification by the President Relating to a Periodic Report
               Containing Financial Statements.*

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.*

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