Form 10-K
period 2004-04-28
HEINZ HJ FINANCE CO
filed 2004-07-16
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 28, 2004

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  ___________ to  ___________

Commission File Number 333-85064

                          H. J. HEINZ FINANCE COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        82-0382406
           (State of Incorporation)                   (I.R.S. Employer Identification No.)

  600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                          15219
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

     Since May 3, 2001, we have been engaged in the business of acquiring, holding and financing equity and debt investments in subsidiaries of Heinz that own and operate Heinz's U.S. businesses, which manufacture, market, distribute and sell food in the United States. Our most significant asset is our ownership interests in H. J. Heinz Company, L.P. ("Heinz LP"), a Delaware limited partnership formed on October 9, 2000. Heinz LP has two classes of limited partnership interests. Heinz directly owns the Class A interests in Heinz LP. Heinz Finance, directly and through wholly-owned subsidiaries, owns the Class B interests in Heinz LP. Heinz Management Company ("HMC") is the managing general partner of Heinz LP and employs its salaried personnel. Heinz LP reimburses HMC for all its management costs.

DESCRIPTION OF THE BUSINESS

     We conduct our food business through two segments, North American Consumer Products and U.S. Foodservice. Segment information is set forth in this report on pages 40 through 41 in Note 16, "Segment Data" in Item 8 -- "Financial Statements and Supplementary Data."

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

     The primary brands and products marketed and sold by us include, by segment, the following:

        North American
          Consumer Products.......................  Heinz tomato ketchup, mustard and sauces
                                                    Heinz Easy Squeeze! ketchup
                                                    E-Z Squirt kids' condiment
                                                    Classico pasta sauce
                                                    Yoshida sauces
                                                    Bell'Orto and Bella Rosa tomato products
                                                    Jack Daniels* sauces
                                                    Wyler's bouillon and soups
                                                    Ore-Ida potato products
                                                    Bagel Bites snacks
                                                    Boston Market* HomeStyle meals
                                                    Smart Ones meals
                                                    Hot Bites snacks
                                                    Poppers appetizers
                                                    T.G.I. Friday's* appetizers
                                                    Delimex snacks
        U.S. Foodservice..........................  Chef Francisco and Quality Chef soups
                                                    Dianne's desserts
                                                    Domani frozen pasta
                                                    Truesoups soups

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

     For Fiscal 2004, one customer, Wal-Mart Stores, Inc., represented more than 10% of our sales. We closely monitor the credit risk associated with our customers and to date have never experienced significant losses.

PROPERTIES

     We operate 25 factories involved in manufacturing our products. We own 21 of these factories and lease the remaining four factories. We also own or lease office space, warehouses, distribution centers and research and other facilities. Our food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

EMPLOYEES

     On a full-time basis, as of April 28, 2004, approximately 9,600 people were employed as part of our business.

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

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance, as well as changes in consumer preference;

     - Heinz Finance's ability to achieve sales and earnings forecasts, which are based on assumptions about sales volume, product mix and other items;

     - Heinz Finance's ability to integrate acquisitions and joint ventures into its existing operations and the availability of new acquisition and joint venture opportunities and the success of divestitures and other business combinations;

     - Heinz Finance's ability to achieve its cost savings objectives, including any restructuring programs, SKU rationalization programs and its working capital initiatives or other programs;

     - The possibility of increased pension expense and contributions resulting from continued decline in stock market returns;

     - Changes in estimates in critical accounting judgments;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of Heinz Finance's advertising, marketing and promotional programs;

     - Weather conditions, which could impact demand for Heinz Finance's products and the supply and cost of raw materials;

     - The impact of e-commerce and e-procurement, supply chain efficiency and cash flow initiatives;

     - Heinz Finance's ability to maintain its profit margin in the face of a consolidating retail environment and large global customers;

     - The impact of U.S. industry conditions, including the effect of the economic downturn in the food industry; and

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

     See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Heinz Finance did not submit any matters to a vote of security holders during the fourth quarter of Fiscal 2004.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors is composed of four members, one of whom is an Independent Director. An "Independent Director" is a director who is not a current officer or employee of Heinz Finance, Heinz or any affiliate of Heinz or of any other person or persons that, in the aggregate, own or owns more than 50% of the outstanding common stock of Heinz Finance and who is elected by holders of Heinz Finance's outstanding Series A Preferred Shares and the holders of any Heinz Finance stock expressly being designated by us as being at parity with the Series A Preferred Shares, "Parity Securities," with like voting rights, collectively, the "Voting Parity Securities." Andrew L. Stidd, the initial and current Independent Director, was named in the Certificate of Designation for the Series A Preferred Shares.

     Our directors will serve until resignation or removal. There is no current intention to alter the number of directors comprising the Board of Directors, and our Bylaws provide that the Board of Directors may not comprise more than nine members.

     Our directors and executive officers are:

                                                        Positions and Offices Held with
                                                          Heinz Finance and Principal
                                                           Occupations or Employment         Other
Name                          Age     Director Since      During the Past Five Years     Directorships
----                          ---     --------------    -------------------------------  -------------
Leonard A. Cullo, Jr........  46    September 14, 2000  Director; President since June
                                                        14, 2001. Vice
                                                        President -- Treasurer of Heinz
                                                        since August 2000; attorney at
                                                        Heinz from 1991 to August 2000,
                                                        last serving as Assistant
                                                        General Counsel.

Edward J. McMenamin.........  47    --                  Vice President and Chief
                                                        Accounting Officer since
                                                        January 7, 2004. Vice
                                                        President -- Finance of Heinz
                                                        since June 2001. Vice President
                                                        Finance and Chief Financial
                                                        Officer of Heinz North America
                                                        from May 2000 to June 2001;
                                                        Vice President and Corporate
                                                        Controller of Heinz from June
                                                        1997 to May 2000.

Laura Stein.................  42    September 14, 2000  Director, Vice President and     Nash Finch Co.
                                                        Secretary since June 17, 2001.
                                                        Senior Vice President and
                                                        General Counsel of Heinz since
                                                        January 2000; Assistant General
                                                        Counsel -- Regulatory Affairs,
                                                        The Clorox Company
                                                        (manufactures and markets
                                                        household products) from
                                                        January 1998 to January 2000.

                                                        Positions and Offices Held with
                                                          Heinz Finance and Principal
                                                           Occupations or Employment         Other
Name                          Age     Director Since      During the Past Five Years     Directorships
----                          ---     --------------    -------------------------------  -------------
Andrew L. Stidd.............  47    July 6, 2001        Director, President and Chief
                                                        Operating Officer of Global
                                                        Securitization Services, LLC
                                                        (owns and administers special
                                                        purpose vehicles established in
                                                        connection with structured
                                                        finance transactions) since
                                                        December 1996.

Arthur B. Winkleblack.......  47    January 8, 2002     Director, Vice President and
                                                        Chief Financial Officer since
                                                        January 2002. Executive Vice
                                                        President and Chief Financial
                                                        Officer of Heinz since January
                                                        2002; Acting Chief Operating
                                                        Officer -- Perform.com and
                                                        Chief Executive Officer --
                                                        Freeride.com at Indigo Capital
                                                        (Provided financing for early
                                                        stage technology companies)
                                                        (July 1999 to December 2001);
                                                        Executive Vice President and
                                                        Chief Financial Officer of C.
                                                        Dean Metropoulos & Co.
                                                        (Provided management services
                                                        for consumer product
                                                        investments of Hicks, Muse,
                                                        Tate & Furst) (August 1998 to
                                                        July 1999).

     Each director, other than the Independent Director, is an officer or employee of Heinz or an affiliate of Heinz.

COMPENSATION OF DIRECTORS

     The Independent Director (and any subsequent additional Independent Director) receives annual compensation of $3,500 plus reimbursement of expenses for attendance at each meeting of the Board of Directors. We do not pay fees to directors who are not Independent Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common shares of Heinz Finance are owned by Heinz.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated and combined financial data for Heinz Finance and its predecessor, which consisted of Heinz's U.S. business operations, the ("U.S. Group"), for each of the five fiscal years 2000 through 2004. All amounts are in thousands.

                                                  Fiscal Year Ended
                         -------------------------------------------------------------------
                          April 28,     April 30,      May 1,        May 2,        May 3,
                            2004          2003          2002          2001          2000
                         (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (53 Weeks)
                         -----------   -----------   -----------   -----------   -----------
Sales..................  $3,214,091    $3,162,335    $2,833,517    $2,806,020    $2,526,238
Interest expense.......     135,690       146,492       142,920        20,712         5,027
Income from continuing
  operations before
  cumulative effect of
  accounting changes...      96,901        54,209       109,421       277,271       331,350
Short-term debt with
  related parties and
  current portion of
  long-term debt.......     638,072        84,454       583,514        29,833         2,998
Long-term debt,
  exclusive of current
  portion(1)(2)........   3,795,269     3,981,145     3,935,925        23,932        33,071
Preferred stock(2).....          --       325,000       325,000            --            --
Total assets...........   5,853,621     5,565,685     7,484,449     5,601,491     5,068,456

     (1) Long-term debt, exclusive of current portion, includes $125.3 million, $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 28, 2004, April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001 and May 3, 2000.

     (2) Long-term debt, exclusive of current portion, and preferred stock include the effects of the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150.

     Fiscal 2004 results from continuing operations include costs of $8.7 million pretax, primarily due to employee termination and severance costs related to ongoing efforts to reduce overhead costs, of which $8.6 million pretax was charged to Heinz Finance by Heinz Management Company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

     Heinz Finance is engaged in the business of acquiring, holding and financing equity and debt investments in subsidiaries that own and operate Heinz's U.S. businesses and represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. Heinz Finance's most significant asset is its approximately 40% ownership interest in H. J. Heinz Company, L.P. ("Heinz LP"), a Delaware limited partnership which consists of all of the U.S. business operations of Heinz. Heinz LP manufactures and markets an extensive line of processed food products. Heinz LP's principal products include ketchup, condiments and sauces, frozen food, soups, beans and other processed food products. Heinz LP's products are sold under highly competitive conditions, with many large and small competitors. Heinz Finance regards Heinz LP's principal competition to be other manufacturers of processed foods, including branded, retail products, foodservice products and private label products that compete with Heinz LP's products for consumer preference, distribution, shelf space and merchandising support. Product quality and consumer value are important areas of competition.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $1,052.6 million and $1,357.7 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) and $35.7 million (net of $19.6 million of a tax benefit) for Fiscal 2003 and 2002, respectively.

  REORGANIZATION COSTS

     Heinz Finance recognized reorganization costs of $8.7 million pretax in Fiscal 2004. These costs were recorded as a component of Selling, General and Administrative expense ("SG&A") and were primarily due to employee termination and severance costs. Also, of this amount, $8.6 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. Management estimates that these actions impacted approximately 80 employees.

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $55.3 million pretax. In addition, during Fiscal 2003, Heinz Management Company recognized Del Monte transaction costs and costs to reduce overhead of the remaining business totaling $34.2 million pretax. These costs were then charged to Heinz Finance through the management fee charged to Heinz Finance by Heinz Management Company for all salaried employee costs. These total charges of $89.5 million pretax were comprised of $39.6 million related to the early retirement of debt, $24.4 million in employee termination and severance costs, $14.7 million for legal, professional and other related costs, and $10.8 million of non-cash write-offs. Of this amount, $6.0 million was included in cost of products sold, $44.0 million in SG&A, and $39.6 million in other expenses, net. Management estimates that these actions impacted approximately 200 employees, excluding those who were transferred to Del Monte.

     During Fiscal 2004, Heinz Finance utilized $17.9 million in severance and exit cost accruals related to reorganization costs.

  STREAMLINE

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline". This initiative included an organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

     During Fiscal 2003, Heinz Finance utilized $1.0 million of severance and exit cost accruals, principally related to its overhead reduction plan. In addition, as a result of the spin-off of SKF Foods, a $3.4 million restructuring liability related to ceasing canned pet food production at Heinz's Terminal Island, California facility was transferred to Del Monte.

     In the fourth quarter of Fiscal 2002, Heinz Finance recorded a benefit of $1.1 million pretax, which was classified as SG&A, to reflect revisions in original cost estimates. In addition, Heinz Management Company, a wholly-owned subsidiary of Heinz, assumed a portion of Heinz Finance's restructuring liability as a result of a realignment that occurred on May 3, 2001.

RESULTS OF CONTINUING OPERATIONS

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and the management of its business. Heinz Finance is now managing and reporting its operating businesses under two segments, which are designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform with the current presentation. (See Note 16 to the consolidated financial statements for further discussion of Heinz Finance's reportable segments.)

  FISCAL YEAR ENDED APRIL 28, 2004 AND APRIL 30, 2003

     Sales for Fiscal 2004 increased $51.8 million, or 1.6%, to $3.21 billion. Sales were favorably impacted by volume of 0.7% due to strong increases in the U.S. Foodservice segment. Pricing remained constant as Heinz Finance's goal to achieve more competitive net pricing under the Every Day Low Pricing Strategy in the retail businesses was offset by pricing improvements in the U.S. Foodservice segment. Acquisitions, net of divestitures, increased sales 0.9% due primarily to the acquisition of Truesoups LLC.

     Gross profit increased $21.6 million, or 1.9%, to $1.16 billion, and, the gross profit margin increased slightly to 36.2% from 36.1%. The gross profit increase was primarily driven by Heinz Finance's continuing focus on process and system improvements, productivity initiatives and elimination of less profitable Stock Keeping Units. For Fiscal 2003, gross profit was impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $6.0 million.

     SG&A decreased $60.5 million, or 10.0%, to $542.5 million, and, as a percentage of sales, was reduced to 16.9% from 19.1%. The decrease is primarily due to decreased marketing expense primarily in the North American Consumer Products segment reflecting Heinz Finance's goal to achieve more competitive net pricing as discussed above. Additionally, SG&A was impacted in Fiscal 2004 by reorganization costs of $8.7 million, and in Fiscal 2003 by Del Monte transaction related costs and cost to reduce overhead of the remaining businesses of $44.0 million. The favorable impact of these items was offset by increases in pension and personnel costs.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) decreased $54.2 million, or 6.9%, to $735.6 million on a sales increase of 1.6%.

     Operating income increased $85.4 million, or 22.5%, to $464.7 million, and increased as a percentage of sales to 14.5% from 12.0% as a result of the changes noted above.

     Net interest expense increased $4.4 million, to $127.1 million, due to the prospective classification of Heinz Finance's dividends on its mandatorily redeemable preferred shares to interest expense from retained earnings. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. This increase was offset by decreases due to lower debt balances and lower interest rates. Other expense, net, decreased $51.5 million, to $5.6 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003, gains recorded in Fiscal 2004 on closed commodity futures contracts and increased equity income. There was a non-cash currency loss of $21.2 million in the current year compared to $65.0 million in the prior year related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance. The effective tax rate for the current year was 14.9% compared to 10.9% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for Fiscal 2004 was $96.9 million compared to $54.2 million in Fiscal 2003.

               FISCAL 2004 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $60.9 million, or 3.3%. Sales volume decreased 0.4% as strong increases in Heinz ketchup and frozen potatoes were more than offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting, which drove declines in the nutritional frozen entree category in the U.S., as well as the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 1.9% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy, Classico pasta sauces, SmartOnes frozen entrees and Delimex frozen snacks. Divestitures in the prior year reduced sales 1.0%.

     Gross profit decreased $11.5 million, or 1.5%, to $748.4 million; however, the gross profit margin increased to 42.3% from 41.5%, as manufacturing cost savings, reflecting significant productivity initiatives and more effective and efficient new product launches, offset unfavorable pricing and higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $4.9 million in Fiscal 2003. Operating income increased $65.5 million, or 27.1%, to $306.8 million, primarily due to decreased consumer marketing expenses related to the prior year launch of Easy Squeeze!, Boston Market frozen entrees, Hot Bites snacks and Ore-Ida Funky Fries. In addition, Fiscal 2004 operating income was unfavorably impacted by reorganization costs of $4.8 million and Fiscal 2003 operating income was unfavorably impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $44.0 million.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $112.6 million, or 8.5%. Sales volume increased sales 2.3% primarily due to increases in Heinz ketchup, Escalon processed tomato products, Dianne's frozen desserts and single serve condiments as a result of new customers, successful product innovation and a strengthening trend in the U.S. restaurant industry. Higher pricing increased sales by 2.6% chiefly due to Heinz ketchup and single serve condiments. Acquisitions, net of divestitures, increased sales 3.5%, primarily due to the acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $33.0 million, or 8.6%, to $415.9 million, and the gross profit margin remained constant at 28.8% as favorable pricing and sales mix were offset by higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $1.1 million for Fiscal 2003. Operating income increased $19.9 million, or 14.2%, to $160.1 million, primarily due to the growth in gross profit, partially offset by the impact of higher sales volume on Selling & Distribution expenses ("S&D") and increased General & Administrative expenses ("G&A") attributable to increased personnel and systems costs. In addition, reorganization costs unfavorably impacted operating income by $3.9 million in Fiscal 2004 and Del Monte transaction related costs and costs to reduce overhead of the remaining businesses unfavorably impacted operating income by $5.9 million for Fiscal 2003.

  FISCAL YEAR ENDED APRIL 30, 2003 AND MAY 1, 2002

     Sales for Fiscal 2003 increased $328.8 million, or 11.6%, to $3.16 billion. Sales were favorably impacted by acquisitions of 4.3%, pricing of 0.2% and volumes of 7.9%. The volume increase is primarily due to the finished goods inventories which were not contributed to Heinz Finance on May 3, 2001 (10.1%), partially offset by volume declines in the North American Consumer Products segment related to Boston Market HomeStyle side dishes, Ore-Ida Funky Fries and Hot Bites. Divestitures reduced sales by 0.7%.

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

     SG&A increased $146.2 million, or 32.0%, to $603.0 million, and increased as a percentage of sales to 19.1% from 16.1%. This increase is primarily due to the finished goods inventories which were retained by Heinz, costs related to the Del Monte transaction and to reduce overhead of the remaining business of $44.0 million and increased marketing spend across both segments.

     Total marketing support (recorded either as a reduction of revenue or as a component of SG&A) increased $137.6 million, or 21.1%, to $789.8 million on a sales increase of 11.6%.

     Operating income decreased $68.6 million, or 15.3%, to $379.3 million and decreased as a percentage of sales to 12.0% from 15.8%. This decrease is primarily driven by costs related to the Del Monte transaction and to reduce overhead of the remaining business of $50.0 million and the North American Consumer Products segment, partially offset by the increase in sales discussed above.

     Net interest expense increased $15.5 million to $122.8 million, driven primarily by reduced interest income related to short-term notes receivable balances from related parties partially offset by lower interest rates and lower average debt over the past year. During Fiscal 2003, there was a non-cash currency loss of $65.0 million compared to $3.8 million in Fiscal 2002 related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign assets, this marked-to-market adjustment does not qualify for hedge accounting treatment at Heinz Finance. Other expenses, net, increased $52.2 million to $57.1 million. The increase is primarily attributable to the $39.6 million pretax charge related to early retirement of debt. The effective tax rate for Fiscal 2003 was 10.9% compared to 14.2% in Fiscal 2002. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax.

     Income from continuing operations for Fiscal 2003 was $54.2 million compared to $109.4 million in Fiscal 2002.

             FISCAL YEAR 2003 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $291.5 million, or 18.9%, to $1.83 billion. Acquisitions, net of divestitures, increased sales 5.5%, due primarily to the prior year acquisitions of Classico and Aunt Millie's pasta sauce, Mrs. Grass Recipe soups, Wyler's bouillons and soups, Delimex frozen Mexican foods, Poppers retail frozen appetizers and licensing rights to the T.G.I. Friday's brand of frozen snacks and appetizers. Higher pricing increased sales 0.6%, due mainly to Heinz ketchup, Jack Daniels marinades and grilling sauces, Ore-Ida frozen potatoes and a reduction in trade promotions related to the launch of Hot Bites in the prior year, partially offset by Boston Market HomeStyle meals and appetizers and SmartOnes frozen entrees. Sales volume increased 16.4% due primarily to the finished goods inventories which were retained by Heinz and increases in SmartOnes frozen entrees and specialty sauces partially offset by decreases primarily in Heinz ketchup and vinegar, Boston Market HomeStyle side dishes, Ore-Ida Funky Fries and Hot Bites.

     Gross profit increased $90.8 million, or 13.6%, to $759.9 million; however, the gross profit margin decreased to 41.5% from 43.5% due primarily to unfavorable sales mix, increased manufacturing costs and costs to exit the Ore-Ida Funky Fries and Hot Bites product lines, partially offset by increases due to the finished goods inventories which were retained by Heinz, reduced amortization expense on intangible assets with indefinite lives, favorable pricing and acquisitions. Gross profit was also unfavorably impacted in Fiscal 2003 by $4.9 million for Del Monte transaction related costs and costs to reduce overhead of the remaining businesses. Operating income decreased $39.0 million, or 13.9%, to $241.3 million due primarily to the change in gross profit, higher S&D and increased marketing primarily behind Heinz Easy Squeeze! ketchup, Classico pasta sauce, SmartOnes frozen entrees and Ore-Ida frozen potatoes, partially offset by increases due to the finished goods inventories retained by Heinz. Additionally, operating income was unfavorably impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses in Fiscal 2003 of $44.0 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $37.3 million, or 2.9%, to $1.33 billion. Acquisitions increased sales 2.3%, due to the acquisition of Dianne's frozen desserts. Lower pricing decreased sales 0.3%. Sales volume increased 0.9% due primarily to Heinz ketchup and Dianne's frozen desserts.

     Gross profit increased $6.9 million, or 1.8%, to $383.0 million; however, the gross profit margin decreased to 28.8% from 29.1% due primarily to unfavorable sales mix and increased manufacturing costs, partially offset by favorable pricing. Operating income decreased $30.0 million, or 17.6%, to $140.2 million due primarily to higher S&D and G&A expenses, increased marketing primarily behind the ketchup "Insist on Heinz" campaign. Operating income was also unfavorably impacted by costs to reduce overhead of the remaining businesses in Fiscal 2003 of $5.9 million.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities in Fiscal 2004 was $550.8 million, a decrease of $184 million from last year. The decrease in Fiscal 2004 versus Fiscal 2003 is primarily due to working capital, particularly accounts receivable and due from/to related parties.

     Cash used for investing activities totaled $112.6 million compared to $55.2 million last year. Acquisitions used $61.3 million in cash in Fiscal 2004, while there were no acquisitions in Fiscal 2003. Capital expenditures totaled $56.1 million compared to $59.6 million last year and are expected to increase slightly in Fiscal 2005 when compared with Fiscal 2004.

     Cash used for financing activities totaled $170.4 million compared to $492.2 million last year. Heinz Finance paid down $8.3 million in long-term debt during Fiscal 2004, compared to $651.1 million last year. Heinz Finance received $1,062.1 million of net proceeds from Heinz related to the Del Monte transaction in Fiscal 2003. Payments on commercial paper were $89.1 million in Fiscal 2003. Proceeds from short-term borrowings with related parties provided $0.1 million in Fiscal 2004 and payments on short-term borrowings with related parties required $384.3 million in Fiscal 2003. Dividend payments to preferred shareholders were $5.1 million in the current year compared to $20.2 million for the same period last year as a result of the adoption of SFAS No. 150 as previously discussed. In addition, distributions to minority partners were $157.2 million in the current year compared to $412.9 million in the prior year.

     At April 28, 2004, the Heinz Finance's external net debt (total external debt net of the value of interest rate swaps of $125.3 million, less cash and cash equivalents) was $3.56 billion. Excluding the reclassification of Heinz Finance's preferred stock (see below for further discussion), external net debt would have been $3.24 billion, down approximately $255 million compared to the year earlier period. Heinz Finance expects that over $350 million of long-term debt maturing in Fiscal 2005 will be retired.

     Heinz Finance's cash balance together with its anticipated strong operating cash flow and access to the committed and uncommitted credit facilities and capital market, if required, should enable Heinz Finance to meet its cash requirements for operations.

     Return on average shareholder's equity ("ROE") was 40.7% in Fiscal 2004, 16.2% in Fiscal 2003 and 45.4% in Fiscal 2002. Pretax return on average invested capital ("ROIC") was 13.2% in Fiscal 2004, 10.0% in Fiscal 2003 and 14.8% in Fiscal 2002.

     In September 2001, Heinz and Heinz Finance entered into an $800 million 364-Day Credit Agreement, and a $1.5 billion Five-Year Credit Agreement, expiring in September 2006. In September 2003, the 364-day agreement was renewed and the borrowing amount was reduced to $600 million. These agreements support Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz and Heinz Finance's ability to refinance these borrowings on a long-term basis.

     As of April 28, 2004, Heinz Finance had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then Heinz Finance is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2003, the securities were remarketed at a coupon of 5.772%.

     All of Heinz Finance's debt is guaranteed by Heinz. At April 28, 2004, Heinz's long-term debt ratings were A at Standard & Poor's and Fitch and A-3 at Moody's and Heinz Finance's short-term debt ratings were A-1 at Standard & Poor's, F-1 at Fitch and P-2 at Moody's.

     In Fiscal 2004, the cash requirements of reorganization costs were approximately $17.2 million. Fiscal 2005 cash requirements related to reorganization costs are expected to be approximately $5.0 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

CONTRACTUAL OBLIGATIONS

     Heinz Finance is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, Heinz Finance has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of Heinz Finance's materials and processes, certain supply contracts contain penalty provisions for early terminations. Heinz Finance does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     The following table represents the significant contractual obligations of Heinz Finance as of April 28, 2004.

                        Less than
(In thousands)           1 Year     1-3 Years   3-5 Years   More than 5 Years     Total
--------------          ---------   ---------   ---------   -----------------   ----------
Long Term Debt........  $355,479    $    518    $624,589       $3,043,453       $4,024,039
Capital Lease
  Obligations.........       290         332         330            2,878            3,830
Operating Leases......    10,895      16,023       7,275           18,256           52,449
Purchase
  Obligations.........   105,768      88,498       9,138           10,613          214,017
                        --------    --------    --------       ----------       ----------
Total.................  $472,432    $105,371    $641,332       $3,075,200       $4,294,335
                        ========    ========    ========       ==========       ==========

     The following long-term liabilities included in the consolidated balance sheet are excluded from the table above: income taxes, minority interest and other liabilities. Heinz Finance is unable to estimate the timing of the payments for these items.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER COMMITMENTS

     Heinz Finance does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, see Note 8 of the consolidated financial statements for disclosure of all significant related party items.

MARKET RISK FACTORS

     Heinz Finance is exposed to market risks from adverse changes in interest rates, commodity prices, foreign exchange rates and production costs. As a policy, Heinz Finance does not engage in speculative or leveraged transactions, nor does Heinz Finance hold or issue financial instruments for trading purposes.

  INTEREST RATE SENSITIVITY

     Heinz Finance is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of Heinz Finance's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Heinz Finance's external net debt obligations totaled $3.56 billion (or $3.24 billion excluding the reclassification of preferred stock) and $3.49 billion at April 28, 2004 and April 30, 2003, respectively. Heinz Finance's debt obligations are summarized in
Note 10 to the consolidated financial statements.

     In order to manage interest rate exposure, Heinz Finance utilizes interest rate swaps in order to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 28, 2004, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.6 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by Heinz
Finance:

                                                              April 28,   April 30,
(Dollars in millions)                                           2004        2003
---------------------                                         ---------   ---------
Pay floating swaps -- notional amount.......................  $2,767.4    $2,550.00
Net unrealized gains........................................  $  125.3    $   294.8
Weighted average maturity (years)...........................      12.4         14.1
Weighted average receive rate...............................      6.37%        6.47%
Weighted average pay rate...................................      2.18%        2.32%

     Heinz Finance had interest rate contracts with total notional amounts of $907.6 million and $400 million at April 28, 2004 and April 30, 2003, respectively, that do not meet the criteria for hedge accounting but effectively mitigate interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and their weighted average maturity is less than twelve months from the fiscal year-end. In connection with one of the interest rate swaps, Heinz Finance maintains a cash investment with the counterparty and receives a market rate of interest. The amount of the cash investment fluctuates and was $165.6 million at April 28, 2004. Net unrealized gains related to these interest rate contracts totaled $4.5 million and $2.1 million at April 28, 2004 and April 30, 2003, respectively.

  COMMODITY PRICE SENSITIVITY

     Heinz Finance is the purchaser of certain commodities such as corn, soybean oil and soybean meal. Heinz Finance generally purchases these commodities based upon market prices that are established with the vendor as part of the purchase process. Heinz Finance may enter into commodity futures, swaps and option contracts to reduce the effect of price fluctuations on forecasted purchases. Heinz Finance had no outstanding commodity contracts at April 28, 2004. Heinz Finance held commodity contracts to hedge certain forecasted purchases with a notional amount of $21 million at April 30, 2003. Such contracts generally have a term of less than one year, and are accounted for as cash flow hedges if they meet certain qualifying criteria. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized as part of cost of products sold at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other expenses, net. Net unrealized losses related to commodity contracts held by Heinz Finance were not significant at April 30, 2003.

  FOREIGN EXCHANGE RATE SENSITIVITY

     Heinz Finance's cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists due to Heinz Finance's foreign-currency-denominated borrowings. Heinz Finance may attempt to limit its exposure to changing foreign exchange rates through financial market actions. These actions may include entering into forward or option contracts to hedge exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures.

     Heinz Finance had foreign denominated borrowings totaling $539.4 million and $335.6 million at April 28, 2004 and April 30, 2003, respectively. Euro denominated borrowing represented $355.3 million of this amount at April 28, 2004 and the entire balance at April 30, 2003. These Euro denominated notes are designated as net investment hedges of foreign operations at the Heinz level. Because Heinz Finance does not have foreign operations, the changes in value due to exchange rate variation does not qualify for net investment hedge accounting treatment at Heinz Finance. Consequently, losses of $21.2 million and $65.4 million due to exchange rate variation were included in currency loss for the years ended April 28, 2004 and April 30, 2003, respectively.

     At April 28, 2004, Heinz Finance had outstanding foreign currency contracts with a notional amount of $182 million to hedge cash flows associated with foreign-currency-denominated borrowings. These contracts mature within one year and are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness are recorded in current period earnings in other expenses, net. Net unrealized gains related to foreign currency contracts totaled $0.5 million at April 28, 2004. Heinz Finance had no outstanding foreign currency contracts at April 30, 2003.

  EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES

     As of April 28, 2004, the potential gain or loss in the fair value of Heinz Finance's outstanding interest rate contracts and foreign currency contracts, assuming a hypothetical 10% fluctuation in swap rates and currency rates, respectively, would be approximately:

(Dollars in millions)                                          Fair Value Effect
---------------------                                          -----------------
Interest rate swap contracts................................         $119
Foreign currency contracts..................................         $ 18

     However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz Finance elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. Heinz Finance is currently evaluating the impact of this guidance on its financial position, results of operations and cash flows.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 became effective for Heinz Finance during its fourth quarter of Fiscal 2004. The adoption of this new standard did not have an impact on Heinz Finance's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance for the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares to long-term debt and the $5.1 million quarterly preferred dividend from retained earnings to interest expense beginning in the second quarter ending October 29, 2003.

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. No impairment issues were identified as result of adopting SFAS No. 142.

DISCUSSION OF SIGNIFICANT ACCOUNTING ESTIMATES

     In the ordinary course of business, Heinz Finance has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Heinz Finance believes that the following discussion addresses Heinz Finance's most critical accounting policies, which are those that are most important to the portrayal of Heinz Finance's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

  INVENTORIES

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. Heinz Finance records adjustments to the carrying value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings and equipment are recorded at cost and are depreciated on a straight-line method over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to Heinz Finance's business model or changes in Heinz Finance's capital strategy could result in the actual useful lives differing from Heinz Finance's estimates. In those cases where Heinz Finance determines that the useful life of buildings and equipment should be shortened, Heinz Finance would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

  INVESTMENTS AND LONG-LIVED ASSETS

     Investments and long-lived assets, including fixed assets and intangible assets with finite useful lives, are evaluated periodically by Heinz Finance for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows is less than the carrying value, Heinz Finance recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of cash flow requires significant management judgment and requires, among other things, certain assumptions about future volume, revenue and expense growth rates, market value devaluation and inflation, and as such may differ from actual cash flows.

  GOODWILL AND INDEFINITE LIVED INTANGIBLES

     Carrying values of goodwill and intangible assets with indefinite lives are reviewed periodically for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Heinz Finance's impairment review is based on a discounted cash flow approach that requires significant management judgments similar to those noted above for long-lived assets, and the selection of an appropriate discount rate. Impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. Heinz Finance uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired.

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

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by Heinz Finance in future periods. Management believes, however, that such effects have not been material to Heinz Finance during the past three years.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2005 results. Heinz Finance's financial position continues to remain strong, enabling it to meet cash requirements for operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm.....    22
Consolidated Statements of Income...........................    23
Consolidated Balance Sheets.................................    24
Consolidated Statements of Shareholder's Equity.............    25
Consolidated Statements of Cash Flows.......................    26
Notes to Consolidated Financial Statements..................    27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
     H. J. Heinz Finance Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of H. J. Heinz Finance Company and its subsidiaries (the "Company") at April 28, 2004 and April 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," which was adopted as of May 2, 2002.

                                          PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
July 8, 2004

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Fiscal Year Ended
                                                   ---------------------------------------------
                                                   April 28, 2004   April 30, 2003   May 1, 2002
                                                     (52 Weeks)       (52 Weeks)     (52 Weeks)
                                                   --------------   --------------   -----------
                                                              (Dollars in thousands)
Sales............................................    $3,214,091       $3,162,335     $2,833,517
Cost of products sold............................     2,050,660        2,020,539      1,789,588
                                                     ----------       ----------     ----------
Gross profit.....................................     1,163,431        1,141,796      1,043,929
Selling, general and administrative expenses.....       542,460          602,994        456,753
Royalty expense to related parties...............       156,269          159,532        139,350
                                                     ----------       ----------     ----------
Operating income.................................       464,702          379,270        447,826
Interest income..................................         8,542           23,703         35,673
Interest expense.................................       135,690          146,492        142,920
Dividends from related parties...................       123,192          123,876        130,720
Currency loss....................................        21,176           65,002          3,761
Other expenses, net..............................         5,612           57,065          4,850
                                                     ----------       ----------     ----------
Income from continuing operations before income
  taxes and minority interest....................       433,958          258,290        462,688
Provision for income taxes.......................        64,733           28,077         65,872
                                                     ----------       ----------     ----------
Income from continuing operations before minority
  interest.......................................       369,225          230,213        396,816
Minority interest................................      (272,324)        (176,004)      (287,395)
                                                     ----------       ----------     ----------
Income from continuing operations................        96,901           54,209        109,421
Loss from discontinued operations, net of tax and
  minority interest..............................            --          (23,313)       (35,704)
                                                     ----------       ----------     ----------
Net income.......................................    $   96,901       $   30,896     $   73,717
                                                     ==========       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              April 28, 2004   April 30, 2003
                                                              --------------   --------------
                                                                  (Dollars in thousands)
                                           ASSETS
Current assets:
Cash and cash equivalents...................................    $  462,039       $  194,266
  Receivables (net of allowances: 2004 -- $2,013;
    2003 -- $6,274).........................................       354,282          400,565
  Due from related parties..................................        19,706           24,603
  Short-term notes receivable from related parties..........       386,955          217,988
  Inventories:
    Finished goods and work-in-process......................       258,142          275,295
    Packaging material and ingredients......................       119,321          111,594
  Prepaid expenses and other current assets.................        39,617           29,901
                                                                ----------       ----------
      Total current assets..................................     1,640,062        1,254,212
Property, plant and equipment:
  Land......................................................        17,363           15,450
  Buildings and leasehold improvements......................       286,142          285,094
  Equipment, furniture and other............................       844,303          819,750
  Less accumulated depreciation.............................      (521,084)        (482,981)
                                                                ----------       ----------
      Total property, plant and equipment, net..............       626,724          637,313
Other non-current assets:
  Long-term notes receivable from related parties...........        35,000               --
  Investments in related parties............................     1,895,245        1,895,245
  Goodwill..................................................     1,025,028        1,008,734
  Other intangible assets...................................       279,560          257,378
  Other non-current assets..................................       352,002          512,803
                                                                ----------       ----------
      Total other non-current assets........................     3,586,835        3,674,160
                                                                ----------       ----------
      Total assets..........................................    $5,853,621       $5,565,685
                                                                ==========       ==========
                            LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................    $  282,348       $   82,716
  Portion of long-term debt due within one year.............       355,724            1,738
  Accounts payable..........................................       214,665          212,751
  Accounts payable to related parties.......................        72,851           98,947
  Accrued marketing.........................................        98,251           77,353
  Accrued interest..........................................        69,075           66,170
  Other accrued liabilities.................................        46,096           45,007
                                                                ----------       ----------
    Total current liabilities...............................     1,139,010          584,682
Long-term debt and other liabilities:
  Long-term debt............................................     3,795,269        3,981,145
  Deferred income taxes.....................................        46,130           14,511
  Other liabilities.........................................        14,668            5,979
                                                                ----------       ----------
    Total long-term debt and other liabilities..............     3,856,067        4,001,635
Minority interest...........................................       572,641          457,493
Mandatorily Redeemable Series A Preferred shares............            --          325,000
Shareholder's equity:
  Common stock, 1,001,000 shares authorized, 10,560 shares
    issued, $1.00 par value.................................            11               11
  Additional capital........................................       123,438          128,050
  Retained earnings.........................................       160,539           68,697
  Accumulated other comprehensive income....................         1,915              117
                                                                ----------       ----------
    Total shareholder's equity..............................       285,903          196,875
                                                                ----------       ----------
    Total liabilities and shareholder's equity..............    $5,853,621       $5,565,685
                                                                ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                       Accumulated
                                             Common Stock                                 Other           Total
                           Comprehensive   ----------------   Additional   Retained   Comprehensive   Shareholder's
(Amounts in thousands,        Income       Shares   Dollars    Capital     Earnings   Income/(Loss)      Equity
except share amounts)      -------------   ------   -------   ----------   --------   -------------   -------------
Original contribution of
  net assets.............                  10,560     $11      $135,386          --     $   (261)       $135,136
Net income -- 2002.......    $ 73,717          --      --            --    $ 73,717           --          73,717
Other comprehensive
  income (loss), net of
  tax:
  Net change in fair
    value of cash flow
    hedges...............         252          --      --            --          --          252             252
  Net hedging gains
    reclassified into
    earnings.............        (160)         --      --            --          --         (160)           (160)
                             --------
Comprehensive income.....    $ 73,809
                             ========
Dividends paid to
  preferred
  shareholders...........                      --      --            --     (15,682)          --         (15,682)
Adjustment to original
  net assets
  contributed............                      --      --        (7,336)         --           --          (7,336)
                                           ------     ---      --------    --------     --------        --------
Balance at May 1, 2002...                  10,560      11       128,050      58,035         (169)        185,927
Net income -- 2003.......    $ 30,896          --      --            --      30,896           --          30,896
Other comprehensive
  income (loss), net of
  tax:
  Net change in fair
    value of cash flow
    hedges...............      23,120          --      --            --          --       23,120          23,120
  Net hedging gains
    reclassified into
    earnings/spun-off....     (22,834)         --      --            --          --      (22,834)        (22,834)
                             --------
Comprehensive income.....    $ 31,182
                             ========
Dividends paid to
  preferred
  shareholders...........                      --      --            --     (20,234)          --         (20,234)
                                           ------     ---      --------    --------     --------        --------
Balance at April 30,
  2003...................                  10,560      11       128,050      68,697          117         196,875
Net income -- 2004.......    $ 96,901          --      --            --      96,901           --          96,901
Other comprehensive
  income (loss), net of
  tax:
  Net change in fair
    value of cash flow
    hedges...............        (130)         --      --            --          --         (130)           (130)
  Net hedging losses
    reclassified into
    earnings.............       1,928          --      --            --          --        1,928           1,928
                             --------
Comprehensive income.....    $ 98,699
                             ========
Dividends paid to
  preferred
  shareholders...........                      --      --            --      (5,059)          --          (5,059)
Additional liability
  assumed................                      --      --        (4,612)         --           --          (4,612)
                                           ------     ---      --------    --------     --------        --------
Balance at April 28,
  2004...................                  10,560     $11      $123,438    $160,539     $  1,915        $285,903
                                           ======     ===      ========    ========     ========        ========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal Year Ended
                                                         ---------------------------------------------
                                                         April 28, 2004   April 30, 2003   May 1, 2002
                                                           (52 Weeks)       (52 Weeks)     (52 Weeks)
                                                         --------------   --------------   -----------
                                                                    (Dollars in thousands)
OPERATING ACTIVITIES:
Net income.............................................    $  96,901        $   30,896     $   73,717
Adjustments to reconcile net income to cash provided by
  (used for) operating activities:
  Depreciation.........................................       58,197            68,927         67,639
  Amortization.........................................       13,677            11,613         39,499
  Deferred tax (benefit)/provision.....................       26,415            (9,308)        14,467
  Minority interest....................................      272,324           274,022        445,707
  Currency loss........................................       21,176            65,002          3,761
  Provision for transaction costs and restructuring....           --            16,472         (3,561)
  Deferred income......................................       (2,767)           (8,408)         1,646
  Other items, net.....................................       (1,356)           24,266         (6,926)
  Changes in current assets and liabilities, excluding
    effects of acquisitions and divestitures:
    Receivables........................................       57,229           164,111       (215,473)
    Inventories........................................       24,344            44,395       (466,937)
    Due from/to related parties........................      (20,906)           63,269        142,651
    Prepaid expenses and other current assets..........       (9,596)          (18,197)        (3,225)
    Accounts payable...................................       (3,307)            6,479        (82,632)
    Accrued liabilities................................       18,223             8,772        (46,396)
    Income taxes.......................................          283            (7,512)         3,175
                                                           ---------        ----------     ----------
      Cash provided by (used for) operating
         Activities....................................      550,837           734,799        (32,888)
                                                           ---------        ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures.................................      (56,140)          (59,630)       (77,205)
  Proceeds from disposals of property, plant and
    Equipment..........................................        4,877             5,408          3,274
  Acquisitions, net of cash acquired...................      (61,298)               --       (809,390)
  Other items, net.....................................          (73)           (1,006)         8,544
                                                           ---------        ----------     ----------
      Cash used for investing activities...............     (112,634)          (55,228)      (874,777)
                                                           ---------        ----------     ----------
FINANCING ACTIVITIES:
  Payments on long-term debt...........................       (8,286)         (651,136)      (309,900)
  Proceeds from long-term debt.........................           --                --      1,992,792
  Proceeds received from Heinz related to the spin-off
    of SKF Foods, net..................................           --         1,062,143             --
  Payments on commercial paper, net....................           --           (89,142)      (168,858)
  Proceeds from/(payments on) short-term debt with
    related parties, net...............................           91          (384,332)      (788,844)
  Distributions to minority partners...................     (157,176)         (412,924)      (108,856)
  Dividends on preferred shares........................       (5,059)          (20,234)       (15,682)
  Proceeds from mandatorily redeemable Series A
    preferred shares...................................           --                --        325,000
  Other items, net.....................................           --             3,396        (21,190)
                                                           ---------        ----------     ----------
      Cash (used for) provided by financing
         Activities....................................     (170,430)         (492,229)       904,462
                                                           ---------        ----------     ----------
Net increase/(decrease) in cash and cash equivalents...      267,773           187,342         (3,203)
  Cash and cash equivalents, beginning of year.........      194,266             6,924         10,127
                                                           ---------        ----------     ----------
  Cash and cash equivalents, end of year...............    $ 462,039        $  194,266     $    6,924
                                                           =========        ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The U.S. treasury and domestic business operations of H.J. Heinz Company ("Heinz") are conducted by H.J. Heinz Finance Company and its wholly owned subsidiaries, and H.J. Heinz Company, L.P. ("Heinz LP") collectively referred to as "Heinz Finance" in the accompanying notes. H.J. Heinz Finance Company has limited partnership interests in Heinz LP equal to approximately 40% of the capital of Heinz LP.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement.
H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the April 28, 2004 and April 30, 2003 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are reported in the Heinz consolidated financial statements as long-term debt at April 28, 2004 and minority interest at April 30, 2003.

2.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     Heinz Finance operates on a 52- or 53-week fiscal year ending the Wednesday nearest April 30. Fiscal years for the financial statements included herein ended April 28, 2004, April 30, 2003, and May 1, 2002.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Heinz Finance. All intercompany accounts and transactions have been eliminated. Investments owned less than 50%, where significant influence exists, are accounted for on an equity basis. Certain prior-year amounts have been reclassified in order to conform with Fiscal 2004 presentation.

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

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  REVENUE RECOGNITION

     Heinz Finance recognizes revenue when title, ownership and risk of loss pass to the customer. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are classified as part of cost of sales.

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

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  FINANCIAL INSTRUMENTS

     Heinz Finance's financial instruments consist primarily of cash and cash equivalents, short-term notes receivable from related parties, long-term notes receivable from related parties, short-term debt with related parties, long-term debt, swaps, forward contracts, commodity futures, and option contracts. The carrying values for Heinz Finance's financial instruments approximate fair value with the exception at times of long-term debt. As of April 28, 2004 and April 30, 2003, the fair value of debt obligations approximated the recorded value. As a policy, Heinz Finance does not engage in speculative or leveraged transactions, nor does Heinz Finance hold or issue financial instruments for trading purposes.

     Heinz Finance uses derivative financial instruments for the purpose of hedging currency, price and interest rate exposures, which exist as part of ongoing business operations. Heinz Finance carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument's fair value. Derivatives with scheduled maturities beyond one year are presented as a component of other non-current assets or other liabilities, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated and combined statements of cash flows within operating activities as a component of other items, net.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz Finance has elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. Heinz Finance is currently evaluating the impact of this guidance on its financial position, results of operations and cash flows.

     In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable Interest Entities." FIN No. 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN No. 46 became effective for Heinz Finance during the fourth quarter of Fiscal 2004. The adoption of this new standard did not have an impact on Heinz Finance's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance for the second quarter

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares as long-term debt and the $5.1 million quarterly preferred dividend from retained earnings to interest expense beginning in the second quarter ending October 29, 2003.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. The discontinued operations generated sales of $1,052.6 million and $1,357.7 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) and $35.7 million (net of $19.6 million of a tax benefit) for Fiscal 2003 and 2002, respectively.

5.  ACQUISITIONS/DIVESTITURES

     All of the following acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. There are no significant contingent payments, options or commitments associated with any of the acquisitions.

     Pro forma results of Heinz Finance, assuming all of the following acquisitions and divestitures had occurred at the beginning of each period presented, would not be materially different from the results reported.

     During Fiscal 2002, Heinz Finance acquired the following businesses for a total of $813.9 million, which was paid primarily in cash, including obligations to sellers of $2.5 million:

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

     The allocation of the purchase price resulted in goodwill of $578.3 million, which was assigned to North American Consumer Products segment. Of that amount, $367.8 million is expected to be deductible for tax purposes. In addition, $186.0 million of intangible assets were acquired, of which $91.1 million was assigned to brands and trademarks that are not subject to amortization. The remaining $94.9 million of acquired intangible assets has a weighted-average useful life of approxi-

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

mately 27 years. The intangible assets that make up that amount include brands and trademarks of $39.1 million (38-year weighted-average useful life), licensing agreements of $45.8 million (20-year weighted-average useful life) and patents of $10.0 million (18-year weighted-average useful life).

     Heinz Finance made a small acquisition in Fiscal 2004 for a total purchase price of $61.3 million. There were no acquisitions in Fiscal 2003.

6.  SPECIAL ITEMS

  REORGANIZATION COSTS

     In Fiscal 2004, Heinz Finance recognized reorganization costs of $8.7 million pretax which were primarily due to employee termination and severance costs. Of this amount, $8.6 million was charged to Heinz finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A").

     In Fiscal 2003, Del Monte transaction costs and costs to reduce overhead of the remaining business totaled $55.3 million pretax. In addition, during Fiscal 2003, Heinz Management Company recognized Del Monte transaction costs and costs to reduce overhead of the remaining business totaling $34.2 million pretax. These costs were then charged to Heinz Finance through the management fee charged to Heinz Finance by Heinz Management Company for all salaried employee costs. These total charges of $89.5 million pretax were comprised of $39.6 million related to the early retirement of debt, $24.4 million in employee termination and severance costs, $14.7 million for legal, professional and other related costs, and $10.8 million of non-cash write-offs. Of this amount, $6.0 million was included in cost of products sold, $44.0 million in SG&A, and $39.6 million in other expenses, net.

     During Fiscal 2004, Heinz Finance utilized $17.9 million of severance and exit cost accruals related to reorganization costs. Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $5.0 million and $14.1 million at April 28, 2004 and April 30, 2003, respectively.

  STREAMLINE

     In the fourth quarter of Fiscal 2001, Heinz announced a restructuring initiative named "Streamline" which included an organizational restructuring aimed at reducing overhead costs and was completed in the first half of Fiscal 2003.

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

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual impairment assessment of the

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003.

     Heinz Finance completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003. No impairment issues were identified as a result of completing these transitional impairment tests.

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized in Fiscal 2004.

     The effects of adopting the new standards on net income are as follows:

                                                          Net Income Fiscal Year Ended
                                                         ------------------------------
(In thousands)                                             2004       2003       2002
--------------                                           --------   --------   --------
Net income.............................................  $96,901    $30,896    $73,717
Add: Goodwill amortization, net of tax and minority
  interest.............................................       --         --      1,362
                                                         -------    -------    -------
Adjusted net income....................................  $96,901    $30,896    $75,079
                                                         =======    =======    =======

     Income from continuing operations for Fiscal 2002 would have been $110.1 million had the provisions of the new standards been applied as of May 3, 2001.

     In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and management of its businesses (see footnote 16). Heinz Finance reallocated the goodwill previously assigned to its Heinz North America and U.S. Frozen segments to the new North American Consumer Products and U.S. Foodservice segments based on the relative fair values of the underlying reporting units as of May 1, 2003.

     Changes in the carrying amount of goodwill for the fiscal year ended April 28, 2004 by reportable segment are as follows:

                                                North
                                              American
                                              Consumer           U.S.
(In thousands)                                Products        Foodservice     Total
--------------                            -----------------   -----------   ----------
Balance at April 30, 2003...............      $844,192         $164,542     $1,008,734
Acquisition.............................            --           14,459         14,459
Purchase accounting adjustments.........         1,292              543          1,835
                                              --------         --------     ----------
Balance at April 28, 2004...............      $845,484         $179,544     $1,025,028
                                              ========         ========     ==========

     Trademarks and other intangible assets at April 28, 2004 and April 30, 2003, subject to amortization expense, are as follows:

                                 April 28, 2004                       April 30, 2003
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(In thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 39,103    $  (3,268)    $ 35,835   $ 39,103    $  (2,051)    $ 37,052
Licenses.............   208,186     (118,504)      89,682    208,186     (112,617)      95,569
Other................    95,708      (44,802)      50,906     75,907      (42,269)      33,638
                       --------    ---------     --------   --------    ---------     --------
                       $342,997    $(166,574)    $176,423   $323,196    $(156,937)    $166,259
                       ========    =========     ========   ========    =========     ========

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Amortization expense for trademarks and other intangible assets subject to amortization was $9.6 million for the fiscal year ended April 28, 2004. Based upon the amortizable intangible assets recorded on the balance sheet as of April 28, 2004, amortization expense for each of the next five years is estimated to be approximately $10 million.

     Intangible assets not subject to amortization totaled $103.1 million and $91.1 million at April 28, 2004 and April 30, 2003, respectively, and consisted solely of trademarks.

8.  RELATED PARTY TRANSACTIONS

  EMPLOYEE COSTS

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $252.5 million, $333.1 million and $334.8 million in Fiscal 2004, 2003 and 2002, respectively. These costs are recorded as cost of products sold or SG&A expense in the accompanying consolidated statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, including discontinued operations were $65.4 million, $75.8 million and $65.2 million for Fiscal 2004, 2003, 2002, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans. See Note (14).

  CASH MANAGEMENT

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $104.6 million and $100.3 million of net short-term notes receivable with related parties recorded on the consolidated balance sheets as of April 28, 2004 and April 30, 2003, respectively. An average interest rate of 1.15%, 1.65% and 2.99% was charged on these combined domestic and foreign notes resulting in $0.5 million, $11.6 million and $33.8 million of net interest income for Fiscal 2004, 2003 and 2002, respectively.

     At April 30, 2003, short-term notes receivable from related parties also included $35.0 million related to a receivable from Heinz. This note was classified as short-term at April 30, 2003 given its scheduled maturity of April 29, 2004. In Fiscal 2004, the maturity date of this note was modified such that the note is due on May 2, 2007. Accordingly, this amount is presented in long-term notes receivable from related parties at April 28, 2004.

  PRODUCT SALES AND PURCHASES

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $19.7 million and $24.6 million balances due from related parties in Fiscal 2004 and 2003, respectively, and the $72.9 million and $98.9 million balances for accounts payable to related parties in Fiscal 2004 and 2003, respectively. Product sales to related

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

parties were $46.7 million, $48.3 million and $42.0 million in Fiscal 2004, 2003 and 2002, respectively, and purchases from related parties were $33.6 million, $28.0 million and $23.7 million in Fiscal 2004, 2003 and 2002, respectively.

  OTHER RELATED PARTY ITEMS

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $123.2 million, $123.9 million and $130.7 million for Fiscal 2004, 2003 and 2002, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the consolidated balance sheets as of April 28, 2004 and April 30, 2003.

     Heinz Finance paid royalties of $156.3 million, $159.5 million and $139.4 million in Fiscal 2004, 2003 and 2002, respectively, to Promark International, Inc. and Promark Brands, Inc., direct subsidiaries of Heinz, for the use of certain trademarks.

     Heinz Finance received a $5.1 million administrative fee from Heinz in Fiscal 2002 for acting as the agent in the sale of Heinz's inventory. This administrative fee is recorded as income in SG&A expense in the accompanying consolidated statement of income.

9.  INCOME TAXES

     The following table summarizes the provision for U.S. federal and state taxes on income from continuing operations:

                                                          2004      2003      2002
                                                         -------   -------   -------
                                                               (In thousands)
Current:
  U.S. federal.........................................  $32,262   $12,982   $49,396
  State................................................    6,056     3,749     5,536
                                                         -------   -------   -------
                                                          38,318    16,731    54,932
Deferred:
  U.S. federal.........................................   25,720    10,681    10,515
  State................................................      695       665       425
                                                         -------   -------   -------
                                                          26,415    11,346    10,940
                                                         -------   -------   -------
     Total tax provision...............................  $64,733   $28,077   $65,872
                                                         =======   =======   =======

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between the U.S. federal statutory tax rate and Heinz Finance's consolidated effective tax rate from continuing operations are as follows:

                                                              2004    2003    2002
                                                              -----   -----   -----
U.S. federal statutory tax rate.............................   35.0%   35.0%   35.0%
State income taxes (net of federal benefit).................    1.1     1.2     1.0
Goodwill amortization.......................................     --      --     0.2
Nontaxable minority interest in Heinz LP....................  (22.0)  (23.8)  (21.7)
Other nondeductible expense.................................    1.3     0.1     0.1
Other.......................................................   (0.5)   (1.6)   (0.4)
                                                              -----   -----   -----
Effective tax rate..........................................   14.9%   10.9%   14.2%
                                                              =====   =====   =====

     The effective tax rate for Heinz Finance in Fiscal 2004, 2003 and 2002 is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax. In Fiscal 2004, the effective tax rate was also unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     The deferred tax (assets) and deferred tax liabilities applicable to continuing operations recorded on the balance sheet as of April 28, 2004 and April 30, 2003 are as follows:

                                                                2004       2003
                                                              --------   --------
                                                                (In thousands)
Depreciation/amortization...................................  $ 34,142   $ 24,145
Investment in limited partnership...........................    49,173     14,206
Other.......................................................     1,234      2,934
                                                              --------   --------
                                                                84,549     41,285
Currency losses.............................................   (33,449)   (25,601)
Other.......................................................      (919)      (948)
                                                              --------   --------
                                                               (34,368)   (26,549)
                                                              --------   --------
Net deferred tax liabilities................................  $ 50,181   $ 14,736
                                                              ========   ========

10.  DEBT AND PREFERRED STOCK

     In September 2001, Heinz and Heinz Finance entered into a $800 million 364-Day Credit Agreement, and a $1.5 billion Five-Year Credit Agreement, expiring in September 2006. In September 2003, the 364-day agreement was renewed and the borrowing amount was reduced to $600 million. These agreements support Heinz's and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Heinz Finance's ability to refinance these borrowings on a long-term basis. Long-term debt was comprised of the following as of April 28, 2004 and April 30, 2003:

                                                                2004         2003
                                                             ----------   ----------
                                                             (Dollars in thousands)
5.00% Euro Notes due January 2005..........................  $  355,303   $  335,621
6.00% U.S. Dollar Notes due March 2008.....................     299,221      299,022
6.226% Heinz Finance Preferred Stock due July 2008.........     325,000           --
6.625% U.S. Dollar Notes due July 2011.....................     749,248      749,142
6.00% U.S. Dollar Notes due March 2012.....................     695,944      695,427
U.S. Dollar Remarketable Securities due November 2020......     800,000      800,000
6.375% U.S. Dollar Debentures due July 2028................     243,350      243,074
6.75% U.S. Dollar Notes due March 2032.....................     547,409      547,316
Other U.S. Dollar due May 2005 -- November 2034 (3.00-
  8.33%)...................................................      10,193       18,479
                                                             ----------   ----------
                                                              4,025,668    3,688,081
  SFAS 133 Hedge Accounting Adjustments (See Note 15)......     125,325      294,802
  Less portion due within one year.........................    (355,724)      (1,738)
                                                             ----------   ----------
     Total long-term debt..................................  $3,795,269   $3,981,145
                                                             ==========   ==========
Weighted-average interest rate on long-term debt, including
  the impact of applicable interest rate swaps.............        3.33%        4.05%
                                                             ==========   ==========

     The fair value of the debt obligations approximated the recorded value as of April 28, 2004 and April 30, 2003. Annual maturities of long-term debt during the next five fiscal years are $355.7 million in 2005, $0.4 million in 2006, $0.2 million in 2007, $299.5 million in 2008 and $325.2 million in 2009.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement affects the classification, measurement and disclosure requirements of certain financial instruments, including mandatorily redeemable shares. SFAS No. 150 was effective for Heinz Finance in the second quarter of Fiscal 2004. The adoption of SFAS No. 150 required the prospective classification of Heinz Finance's $325 million of mandatorily redeemable preferred shares as long-term debt.

     As of April 28, 2004, Heinz Finance had $800 million of remarketable securities due November 2020. These securities are subject to an annual remarketing on each November 15, and the interest rate is reset on such dates. If the securities are not remarketed, then Heinz Finance is required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On November 15, 2003, the securities were remarketed at an effective yield to Heinz Finance of 5.772%.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  MINORITY INTEREST

     The components of Heinz Finance's minority interest balance as of April 28, 2004, April 30, 2003 and May 1, 2002 are as follows:

                                                               (In thousands)
Initial net asset contribution -- May 3, 2001...............    $ 1,490,564
Minority partners' share of Fiscal 2002 income..............        445,707
Additional asset contribution/liability assumption..........        (68,939)
Distributions to minority partners -- Fiscal 2002...........       (108,856)
                                                                -----------
Balance as of May 1, 2002...................................      1,758,476
Minority partners' share of Fiscal 2003 income..............        274,022
Additional liability assumption.............................         (1,667)
Distributions to minority partners -- Fiscal 2003...........       (412,924)
Spin-off of SKF Foods.......................................     (1,160,414)
                                                                -----------
Balance as of April 30, 2003................................        457,493
Minority partners' share of Fiscal 2004 income..............        272,324
Distributions to minority partners -- Fiscal 2004...........       (157,176)
                                                                -----------
Balance as of April 28, 2004................................    $   572,641
                                                                ===========

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash paid during the year for:

                                                      2004        2003        2002
                                                    --------   ----------   --------
                                                             (In thousands)
Interest expense..................................  $136,595   $  201,054   $182,202
                                                    ========   ==========   ========
Income taxes......................................  $ 40,421   $   31,120   $ 32,602
                                                    ========   ==========   ========
Details of acquisitions:
Fair value of assets..............................  $ 67,201   $       --   $863,771
Liabilities*......................................     5,903           --     52,393
                                                    --------   ----------   --------
Cash paid.........................................    61,298           --    811,378
Less cash acquired................................        --           --      1,988
                                                    --------   ----------   --------
Net cash paid for acquisitions....................  $ 61,298   $       --   $809,390
                                                    ========   ==========   ========
Noncash activities:
  Net assets spun-off.............................  $     --   $1,159,000   $     --
                                                    ========   ==========   ========

---------------

* Includes obligations to sellers of $2.5 million in 2002.

13.  MANAGEMENT INCENTIVE PLAN

     Heinz's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. All of Heinz Finance's compensation under the management incentive plan was recorded on the Heinz Management Company and subsequently charged back to Heinz Finance (see
Note 8).

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  EMPLOYEE RETIREMENT BENEFITS

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

     The following (income) expense was included in Heinz Finance's statements of income:

                                                           2004     2003      2002
                                                          ------   -------   -------
                                                                (In thousands)
Defined Benefit Pension Plans...........................  $ (514)  $(1,667)  $(2,514)
Defined Benefit Postretirement Medical..................  $8,481   $ 7,102   $ 3,596
Defined Contribution Plans..............................  $2,732   $ 2,468   $ 1,780

     Employees also participate in the Employee Stock Ownership Plan ("ESOP") and the Global Stock Purchase Plan ("GSPP"). Heinz established the ESOP in 1990 to replace in full or in part Heinz Finance's cash-matching contributions to the
H. J. Heinz Company Employees Retirement and Saving Plan, a 401(k) plan for salaried employees. The GSPP gives employees an option to acquire stock at the lower of 85% of the fair market value of Heinz's stock on the first or last day of a purchase period.

15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency, commodity price, and interest rate exposures.

  FOREIGN CURRENCY HEDGING

     Heinz Finance may hedge foreign currency cash flows associated with foreign-currency-denominated financial liabilities. These hedges are accounted for as cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

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

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INTEREST RATE HEDGING

     Heinz Finance uses interest rate swaps to manage interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are primarily designated as fair value hedges. Consequently, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings.

  HEDGE INEFFECTIVENESS

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net was a net gain of $0.4 million for the year ended April 28, 2004 and a net loss of $0.1 million for the years ended April 30, 2003 and May 1, 2002. Heinz Finance excludes the time value component of option contracts from the assessment of hedge effectiveness.

  DEFERRED HEDGING GAINS AND LOSSES

     As of April 28, 2004, Heinz Finance is hedging forecasted transactions for periods not exceeding 12 months. During the next 12 months, Heinz Finance expects $1.9 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings. Net deferred gains reclassified to earnings because the hedged transaction was no longer expected to occur were not significant.

  OTHER ACTIVITIES

     Heinz Finance enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating commodity price or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes. In connection with one of the interest rate swaps, Heinz Finance maintains a cash investment with the counterparty and receives a market rate of interest. The amount of the cash investment fluctuates and was $165.6 million at April 28, 2004.

     At April 28, 2004, Heinz Finance had outstanding currency exchange and interest rate derivative contracts with notional amounts of $182 million and $3.68 billion, respectively. Heinz Finance had no outstanding commodity contracts at April 28, 2004. At April 30, 2003, Heinz Finance had outstanding commodity and interest rate derivative contracts with notional amounts of $21 million and $2.95 billion, respectively. Heinz Finance had no outstanding currency exchange contracts at April 30, 2003. The fair value of derivative financial instruments was a net asset of $130 million and $297 million at April 28, 2004 and April 30, 2003, respectively.

  CONCENTRATIONS OF CREDIT RISK

     Counterparties to currency exchange and interest rate derivatives consist of large major international financial institutions. Heinz Finance continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While Heinz Finance may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. For Fiscal 2004, Wal-Mart Stores, Inc. represented more than 10% of Heinz Finance's sales. Heinz Finance closely monitors the credit risk associated with its customers and has never experienced significant losses.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  SEGMENT DATA

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management. In the first quarter of Fiscal 2004, Heinz Finance changed its segment reporting to reflect changes in organizational structure and management of its businesses. Heinz Finance is now managing and reporting its operating businesses under two segments, designated North American Consumer Products and U.S. Foodservice. Prior periods have been restated to conform to the current presentation.

     Descriptions of the Heinz Finance's reportable segments are as follows:

     - NORTH AMERICAN CONSUMER PRODUCTS -- This segment manufactures, markets and sells ketchup, condiments, sauces, frozen potatoes, entrees, snacks and appetizers to the grocery channels in the U.S.

     - U.S. FOODSERVICE -- This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups and desserts.

     Heinz Finance's management evaluates performance based on several factors including net sales, operating income, and the use of capital resources. Intersegment revenues are accounted for at current market values. Items below the operating income line of the consolidated statements of income are not presented by segment, since they are excluded from the measure of segment profitability reviewed by Heinz Finance's management.

     The following table presents information about Heinz Finance's reportable segments:

                           April 28,     April 30,      May 1,       April 28,     April 30,      May 1,
                             2004          2003          2002          2004          2003          2002
Fiscal Year Ended         (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)
-----------------         -----------   -----------   -----------   -----------   -----------   -----------
                                                           (in thousands)
                                    Net External Sales                       Intersegment Revenues
                          ---------------------------------------   ---------------------------------------
North American Consumer
  Products..............  $1,770,140    $1,830,993    $1,539,446     $ 42,646      $ 40,560      $ 41,809
U.S. Foodservice........   1,443,951     1,331,342     1,294,071           --            --            --
Non-Operating(b)........          --            --            --      (42,646)      (40,560)      (41,809)
                          ----------    ----------    ----------     --------      --------      --------
Consolidated totals.....  $3,214,091    $3,162,335    $2,833,517     $     --      $     --      $     --
                          ==========    ==========    ==========     ========      ========      ========

                                Operating Income (Loss)(d)
                          ---------------------------------------
North American Consumer
  Products..............  $  306,784    $  241,294    $  280,318
U.S. Foodservice........     160,079       140,221       170,217
Non-Operating(b)........      (2,161)       (2,245)       (2,709)
                          ----------    ----------    ----------
Consolidated totals.....  $  464,702    $  379,270    $  447,826
                          ==========    ==========    ==========


                                     Depreciation and
                                   Amortization Expense                     Capital Expenditures(a)
                          ---------------------------------------     -----------------------------------
Total(c)................  $   71,874    $   80,540    $  107,138      $56,140       $59,630       $77,205
                          ==========    ==========    ==========      =======       =======       =======

                                  Identifiable Assets(c)
                          ---------------------------------------
Total North America.....  $4,777,141    $4,604,259    $6,195,915
Non-Operating(b)........   1,076,480       961,426     1,288,534
                          ----------    ----------    ----------
Consolidated totals.....  $5,853,621    $5,565,685    $7,484,449
                          ==========    ==========    ==========

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

---------------

(a)  Excludes property, plant and equipment obtained through acquisitions.

(b)  Includes charges/assets not directly attributable to operating segments.

(c)  Amounts include discontinued operations in 2002.

(d) FISCAL YEAR ENDED APRIL 28, 2004: Includes costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $4.8 million and U.S. Foodservice $3.9 million.

     FISCAL YEAR ENDED APRIL 30, 2003: Includes Del Monte transaction related costs and costs to reduce overhead of the remaining business as follows:
     North American Consumer Products $44.0 million and U.S. Foodservice $5.9 million.

     FISCAL YEAR ENDED MAY 1, 2002: North American Consumer Products includes a net restructuring benefit related to the Streamline initiative totaling $1.1 million.

     Heinz Finance's revenues are generated via the sale of products in the following categories:

                                                                 Fiscal Year Ended
                                                   ---------------------------------------------
                                                   April 28, 2004   April 30, 2003   May 1, 2002
                   (Unaudited)                       (52 Weeks)       (52 Weeks)     (52 Weeks)
             (Dollars in thousands)                --------------   --------------   -----------
Ketchup, condiments and sauces...................    $1,773,059       $1,672,299     $1,460,935
Frozen foods.....................................     1,351,003        1,375,161      1,267,986
Convenience meals................................        65,180           66,838         83,111
Other............................................        24,849           48,037         21,485
                                                     ----------       ----------     ----------
Total............................................    $3,214,091       $3,162,335     $2,833,517
                                                     ==========       ==========     ==========

17.  QUARTERLY RESULTS (UNAUDITED)

                                                           2004
                              --------------------------------------------------------------
                                First        Second       Third        Fourth       Total
(Dollars in thousands)        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
----------------------        ----------   ----------   ----------   ----------   ----------
Sales.......................   $715,870     $825,720     $812,969     $859,532    $3,214,091
Gross profit................    262,273      303,180      296,953      301,025     1,163,431
Income from continuing
  operations................     26,148       19,883       10,982       39,888        96,901

                                                           2003
                              --------------------------------------------------------------
                                First        Second       Third        Fourth       Total
(Dollars in thousands)        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (52 Weeks)
----------------------        ----------   ----------   ----------   ----------   ----------
Sales.......................   $689,279     $821,813     $798,229     $853,014    $3,162,335
Gross profit................    255,066      304,351      292,043      290,336     1,141,796
Income/(loss) from
  continuing operations.....      6,773       30,081       (2,872)      20,227        54,209

     The first quarter of Fiscal 2004 includes costs to reduce overhead of $2.5 million after tax. The first quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $6.1 million after tax.

     The second quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $5.2 million after tax.

     The third quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $30.9 million after tax.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fourth quarter of Fiscal 2004 includes costs to reduce overhead of $3.0 million after tax. The fourth quarter of Fiscal 2003 includes costs related to the Del Monte transaction and costs to reduce overhead of the remaining businesses of $31.4 million after tax.

18.  COMMITMENTS AND CONTINGENCIES

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

  LEASE COMMITMENTS

     Operating lease rentals for warehouses, production, office facilities and equipment amounted to $23.3 million in 2004, $20.5 million in 2003 and $26.6 million in 2002. Future lease payments for noncancellable operating leases as of April 28, 2004 totaled $52.4 million (2005 -- $10.9 million, 2006 -- $10.0 million, 2007 -- $6.1 million, 2008 -- $4.1 million, 2009 -- $3.2 million and thereafter -- $18.3 million).

     No significant credit guarantees existed between Heinz Finance and third parties as of April 28, 2004.

19.  ADVERTISING COSTS

     Advertising costs (including production and communication costs) for Fiscal 2004, 2003 and 2002 were $205.3 million, $232.0 million and $195.9 million, respectively and are recorded either as a reduction of revenue or as a component of SG&A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     Heinz Finance's management, with the participation of Heinz Finance's President and Chief Financial Officer, evaluated the effectiveness of the design and operation of Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Heinz Finance believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See table in Part 1. Our code of ethics, which is applicable to all employees including the principal executive, principal financial and principal accounting officers, is available on Heinz's website (www.heinz.com).

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

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term Compensation
                                                                              -----------------------------------------
                                                                                       Awards(1)              Payouts
                                                                              ----------------------------   ----------
                                          Annual Compensation                                 Securities
                             ----------------------------------------------    Restricted     Underlying     Long-term
                                                             Other Annual        Stock        Options(2)     Incentive
Name and Principal Position  Year   Salary($)   Bonus($)    Compensation($)   Awards(1)($)   (No. Awarded)   Payouts($)
---------------------------  ----   ---------   ---------   ---------------   ------------   -------------   ----------
L. A. Cullo, Jr.(4).....     2004     203,752     126,061            --          112,880         32,368        - 0 -
 President                   2003     169,096     168,822            --          107,660         13,319        - 0 -
                             2002     152,472      23,737            --               --         13,000        - 0 -
W. R. Johnson(5)........     2004   1,050,000   2,040,000            --        3,400,000        400,000        - 0 -
 Chairman, President         2003   1,050,000   1,530,000        69,106        3,214,766        388,483        - 0 -
 and CEO of Heinz            2002   1,050,000     367,500       105,218               --        554,976        - 0 -
A. B. Winkleblack(6)....     2004     465,000     495,000            --          468,860        155,238        - 0 -
 Vice President and          2003     435,000     305,000            --          831,351         58,272        - 0 -
 Chief Financial and         2002     138,308     160,000            --               --        110,995        - 0 -
 Accounting Officer
J. Jimenez(7)...........     2004     520,000     390,000            --          734,060        128,571        - 0 -
 Executive Vice              2003     495,833     360,000            --          783,220         97,121        - 0 -
 President of Heinz          2002     475,000     170,411            --               --        166,493        - 0 -
L. Stein(8).............     2004     435,600     450,000            --          329,120        101,905        - 0 -
 Vice President and          2003     391,667     240,000            --          583,939         38,848        - 0 -
 Secretary                   2002     325,000      73,893            --               --         55,498        - 0 -
M. J. Bertasso(9).......     2004     412,000     430,000            --          443,700        155,238        - 0 -
 Senior Vice                 2003     366,667     300,000            --          792,380         58,272        - 0 -
 President of Heinz          2002     300,000      65,552            --               --         55,498        - 0 -


                                 All Other
Name and Principal Position  Compensation(3)($)
---------------------------  ------------------
L. A. Cullo, Jr.(4).....           38,054
 President                         25,750
                                   21,685
W. R. Johnson(5)........          393,363
 Chairman, President              283,987
 and CEO of Heinz                 279,076
A. B. Winkleblack(6)....           84,504
 Vice President and                91,922
 Chief Financial and               13,831
 Accounting Officer
J. Jimenez(7)...........           75,472
 Executive Vice                    74,874
 President of Heinz                56,376
L. Stein(8).............           56,568
 Vice President and                53,972
 Secretary                         37,485
M. J. Bertasso(9).......           68,716
 Senior Vice                       72,724
 President of Heinz                    --

---------------

(1) Amounts reflect grants of restricted stock units in Fiscal 2003 and 2004, including a grant in lieu of a portion of such officer's cash bonus for Fiscal 2003. The number of units awarded in such grants and their aggregate value as of April 28, 2004 were as follows: Mr. Cullo, 3,320, $126,426; Mr. Johnson, 198,142, $7,545,247; Mr. Winkleblack, 38,871, $1,480,208; Mr.
    Jimenez, 45,763, $1,742,655; Ms. Stein, 26,718, $1,017,421; and Mr.
    Bertasso, 36,915, $1,405,723. The restricted stock units vest in five years, subject to earlier vesting upon the attainment of certain predetermined specific financial objectives. Dividend equivalents are paid on the restricted stock units at the same rate as paid on Heinz's common stock.

(2) All option awards and those restricted stock unit awards made prior to the spin-off of certain businesses to Del Monte Corporation on December 20, 2002 have been adjusted to reflect the stock distribution made in connection with such spin-off.

(3) Includes for Fiscal 2004 for Messrs. Cullo, Johnson, Winkleblack, Jimenez, Ms. Stein and Mr. Bertasso, respectively, the following: (i) amounts contributed by Heinz under Heinz's retirement and savings plans, $38,054, $293,450, $75,600, $67,710, $53,398, and $51,440; (ii) amounts attributable to "split dollar" life insurance provided by Heinz for Mr. Cullo, $5,557 and amounts paid by Heinz to executives for payment of premiums allocable to executive life insurance provided by Heinz, $89,995, $8,904, $7,762, $3,170, and $17,276; and (iii) the portion of interest accrued (but not currently paid or payable) on deferred compensation above 120% of the applicable federal long-term rate, $0, $9,918, $0, $0, $0, and $0.

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

(6) Mr. Winkleblack became an executive officer of Heinz and Heinz Finance in January 2002. Executive officer Winkleblack is also employed by Heinz, and receives no direct compensation from Heinz Finance. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Mr. Winkleblack was determined by the Heinz Management Development and Compensation Committee. Because his compensation received from Heinz was previously required to be disclosed, his compensation received from Heinz is included for the Heinz fiscal year ended May 1, 2002.

(7) Mr. Jimenez is not employed by Heinz Finance, but has been included because of his position at Heinz, which pays all of his compensation. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Mr. Jimenez was determined by the Heinz Management Development and Compensation Committee. Mr. Jimenez became an executive officer of Heinz in September 2001. Because his compensation received from Heinz was previously required to be disclosed, his compensation received from Heinz is included for the Heinz fiscal year ended May 1, 2002.

(8) Executive officer Stein is also employed by Heinz, and Ms. Stein receives no direct compensation from Heinz Finance. The annual base salary, annual bonus opportunity and long-term compensation (including stock options and restricted stock units) for Ms. Stein was determined by the Heinz Management Development and Compensation Committee. Because Ms. Stein is an executive officer of Heinz and her compensation from Heinz was previously required to be disclosed, her compensation received from Heinz is included for the Heinz fiscal years ended May 1, 2002 and May 2, 2001.

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

                   OPTION GRANTS BY HEINZ IN FISCAL YEAR 2004

                                                                                             Grant Date
                                                      Individual Grants                         Value
                                    -----------------------------------------------------   -------------
                                    Number of
                                      Shares       Percent of
                                    Underlying        Total
                                     Options     Options Granted   Exercise                  Grant Date
                                     Granted      to Employees       Price     Expiration   Present Value
Name                                  (#)(1)     in Fiscal Year    ($/Share)      Date         ($)(2)
----                                ----------   ---------------   ---------   ----------   -------------
L. A. Cullo, Jr. .................    32,368          0.68          34.0000    9/12/2013        191,619
W. R. Johnson.....................   400,000          8.38          34.0000    9/12/2013      2,368,000
A. B. Winkleblack.................   155,238          3.25          34.0000    9/12/2013        919,009
J. Jimenez........................   128,571          2.70          34.0000    9/12/2013        761,140
L. Stein..........................   101,905          2.14          34.0000    9/12/2013        603,278
M. J. Bertasso....................   155,238          3.25          34.0000    9/12/2013        919,009

---------------

(1) All options were granted in September 2003, pursuant to the terms of Heinz's stock option plans and have identical terms. All options vest in 25% annual increments commencing on September 12, 2004.

(2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the option grants reflected in the above table include the following: (i) exercise price for the options ($34.00) equal to the fair market value of the underlying Heinz common stock on the date of grant; (ii) expected option term of 6.5 years; (iii) dividend yield of 3.3%; (iv) risk-free interest rate of 3.7%; and (v) volatility of 20.1%. The ultimate values of the options will depend on the future market price of Heinz's common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Heinz's common stock over the exercise price on the date the option is exercised.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2004 AND FISCAL YEAR-END OPTION/ SAR VALUE(1)

                                                          Number of Securities          Value of Unexercised
                                                         Underlying Unexercised             In-the-Money
                                                              Options/SARs             Options/SARs at Fiscal
                             Shares                        at Fiscal Year-End              Year-End ($)(2)
                           Acquired on      Value      ---------------------------   ---------------------------
Name                       Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                       -----------   -----------   -----------   -------------   -----------   -------------
L. A. Cullo, Jr. ........          0              0        41,624         60,116        161,738        212,182
W. R. Johnson............    554,974      7,249,484     1,942,414      2,009,429      7,798,326      3,968,919
A. B. Winkleblack........          0              0             0        324,505              0      1,194,597
J. Jimenez...............          0              0       360,734        392,185        780,669      1,108,801
L. Stein.................          0              0       110,996        196,251        464,196        649,463
M. J. Bertasso...........     55,497        778,481       324,661        335,605        956,735        983,906

---------------

(1) All options are denominated in shares of Heinz.

(2) All options granted prior to December 20, 2002 were adjusted to reflect the stock distribution resulting from the spin-off of certain businesses to Del Monte Corporation on that date.

(3) The "Value of Unexercised In-the-Money Options at Fiscal Year-End" is calculated based on the difference in options with exercise prices less than the closing price of Heinz stock on April 28, 2004 ($38.08), compared to the grant date exercise price, times the number of options.

RETIREMENT BENEFITS

     Most full-time salaried employees in the United States who were hired before January 1, 1993 are entitled to retirement benefits from Plan A of the H.
J. Heinz Company Employees' Retirement System ("Plan A"). Benefits are based on credited service and five-year average eligible compensation through December 31, 1992, the date on which Plan A was frozen. Since January 1, 1993, retirement benefits have been provided by Heinz through an age-related contribution account within the Employees Retirement and Savings Plan.

     Heinz has a Supplemental Executive Retirement Plan, (the "SERP") which provides additional retirement benefits for eligible executives, including the named executive officers in the Summary Compensation Table. The SERP was adopted in order to attract and retain executives, and to compensate them for reductions in benefits due to limitations imposed by the Internal Revenue Code. The SERP benefit is a lump sum equal to a multiple of the employee's final average eligible compensation during the highest five of the last ten years prior to retirement. It is reduced by (i) the lump sum value of the Plan A benefit (if any), and (ii) the value of the employee's Age-Related Company Contribution Account under the Heinz Employees Retirement and Savings Plan and the Heinz Employees Retirement and Savings Excess Plan.

     The following table entitled "Table I -- U.S. Retirement Plans" shows the estimated maximum retirement benefit from all sources described above, at various combinations of pay and service, stated as an annual pension equivalent beginning at age 65. The pay included in the earnings base is the executive's base salary, annual bonus and restricted stock units received in lieu of cash bonus.

     On May 6, 2002, the Board of Directors of Heinz approved an enhancement to Mr. Johnson's SERP. This enhancement provides for an additional accrual equal to 3.85% of final average earnings per each additional year of service from the date of the SERP enhancement. This benefit is subject to a maximum enhancement of 26.95% at seven additional years of service. The enhancement is further limited to a total annual benefit (from all of Heinz's retirement arrangements) of 60% of final average earnings at retirement (excluding any value received from stock options) on or after the age of 60.

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

     As of April 28, 2004, the years of service for Messrs. Cullo, Johnson, Winkleblack, Jimenez, and Ms. Stein and Mr. Bertasso were, as rounded to the nearest full year, 13, 22, 3, 6, 5 and 17, respectively.

TABLE I -- U.S. RETIREMENT PLANS

 AVERAGE EARNINGS
HIGH FIVE OF LAST                      YEARS OF SERVICE
TEN YEARS PRIOR TO   ----------------------------------------------------
    RETIREMENT          15         20         25         30         35
------------------   --------   --------   --------   --------   --------
    $  200,000       $ 48,548   $ 56,639   $ 64,730   $ 72,821   $ 80,913
       300,000         72,821     84,958     97,095    109,232    121,369
       400,000         97,095    113,278    129,460    145,643    161,825
       500,000        121,369    141,597    161,825    182,054    202,282
       600,000        145,643    169,917    194,190    218,464    242,738
       700,000        169,917    198,236    226,556    254,875    283,194
       800,000        194,190    226,556    258,921    291,286    323,651
       900,000        218,464    254,875    291,286    327,696    364,107
     1,000,000        242,738    283,194    323,651    364,107    404,563
     1,100,000        267,012    311,514    356,016    400,518    445,020
     1,200,000        291,286    339,833    388,381    436,929    485,476
     1,300,000        315,560    368,153    420,746    473,339    525,933
     1,400,000        339,833    396,472    453,111    509,750    566,389

TABLE II -- RETIREMENT PLANS FOR MR. JOHNSON

 AVERAGE EARNINGS
HIGH FIVE OF LAST                    YEARS OF SERVICE
TEN YEARS PRIOR TO   -------------------------------------------------
    RETIREMENT           20           25           30           35
------------------   ----------   ----------   ----------   ----------
    $2,400,000       $  679,667   $1,238,762   $1,440,000   $,1440,000
     3,200,000          906,222    1,651,682    1,920,000    1,920,000
     4,000,000        1,132,778    2,064,603    2,400,000    2,400,000
     4,800,000        1,359,333    2,477,524    2,880,000    2,880,000
     5,000,000        1,415,972    2,580,754    3,000,000    3,000,000

EXECUTIVE ESTATE LIFE INSURANCE PROGRAM

     In December 2001, Heinz adopted an executive estate life insurance program ("EELIP") for certain eligible executives. Under the EELIP, eligible executives relinquished compensation in exchange for Heinz's funding of a split-dollar life insurance policy purchased by the executive's family trust. Under the EELIP, Heinz will automatically recover all amounts so funded plus interest thereon from the proceeds of the policy after the participant's and/or participant's spouse's death.

     As previously disclosed, in 2001 Heinz provided funding in the amount of $5,080,000 to Mr. Johnson's life insurance policy under the EELIP insuring Mr. Johnson and his wife. In exchange for that funding, Mr. Johnson agreed to relinquish his interest in a split dollar life insurance policy that had been purchased by Heinz earlier that year along with the $3,385,249 deferred compensation award that he had relinquished in exchange for that policy. The EELIP loan to Mr. Johnson was subject to vesting, and fully vested in September 2003. The insurance loan to Mr. Johnson accrues interest at the annual rate of 4.99%, and, consistent with the EELIP, will be automatically repaid to Heinz upon payment under the related life insurance policy. As of April 28, 2004, the total due to Heinz plus interest under these life insurance loans for Mr. Johnson was $5,378,010.

     In March 2003, the executive life insurance program of Heinz was amended to convert a split-dollar life insurance program to a bonus life insurance policy to eliminate the loan feature of that program. The above-referenced EELIP loan, which will be automatically repaid, with interest, to

Heinz upon payment under the policy, is permitted to remain outstanding under the Sarbanes-Oxley Act of 2002, so long as its terms are not materially modified.

SEVERANCE ARRANGEMENTS

     Heinz maintains severance agreements with Ms. Stein and Messrs. Johnson, Winkleblack, Bertasso and Jimenez. If such executive's employment is terminated involuntarily other than for cause, or voluntarily for good reason, within two years after a change in control of Heinz, the agreements provide for the lifting of restrictions on outstanding incentive awards, continuation of medical, life insurance and disability coverage for a three-year period, and a lump sum payment equal to three times the sum of the annual salary and bonus, including restricted stock units granted in lieu of a portion of the cash bonus opportunity (as determined under the severance agreements), of the executive plus a benefit determined by taking into account an additional three years of age and service for purposes of calculating retirement benefits. The agreements also provide that Heinz will reimburse the executive for the impact of excise taxes, if any, which may be imposed under the Internal Revenue Code with respect to certain payments contingent on a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth all equity securities of Heinz beneficially owned as of May 31, 2004 by each director, director nominee, and executive officer named in the Summary Compensation Table, and all directors, director nominees and executive officers as a group, being eight in number. No executive officer or director holds any shares of Heinz Finance.

                                                         Shares of Heinz
                                                           Common Stock      Percent of
Name                                                      Owned(1)(2)(3)      Class(4)
----                                                    ------------------   ----------
Michael J. Bertasso...................................        429,026             --
Leonard A. Cullo, Jr. ................................         49,453             --
Joseph Jimenez........................................        426,760             --
William R. Johnson....................................      2,470,789             --
Laura Stein...........................................        128,698             --
Andrew Stidd..........................................            -0-             --
Arthur B. Winkleblack.................................         25,363             --
All directors, director nominees and executive
  officers as a
  Group...............................................      3,688,984             --

---------------

(1) Shares listed in this column include all shares in which the named individuals and all directors, director nominees, and executive officers as a group have a present beneficial economic interest, and also include all shares allocated to the accounts of the named individuals and all directors, director nominees, and executive officers as a group under Heinz's Employees Retirement and Savings Plan (W.R. Johnson, 77,253; A.B. Winkleblack, 2,022; M.J. Bertasso, 16,956; J. Jimenez, 11,631; L. Stein, 797; L.A. Cullo, 3,332;
    and all directors, director nominees and executive officers as a group, 125,364). Each person has both sole voting and sole investment power with respect to the shares listed unless otherwise indicated.
(2) Shares listed include shares subject to stock options granted under Heinz's stock option plans and exercisable within 60 days following May 31, 2004 (W.R. Johnson, 1,942,414; A.B. Winkleblack, 0; M.J. Bertasso, 324,661; J. Jimenez, 360,734; L. Stein, 110,996; L.A. Cullo, 41,624; and all directors, director nominees and executive officers as a group, 2,904,189).
(3) Shares listed include restricted stock units which have vested or will vest on September 12, 2004 (W.R. Johnson, 98,762; A.B. Winkleblack, 21,317; M.J. Bertasso, 20,260; J. Jimenez, 23,312; L. Stein, 14,586; L.A. Cullo, 2,226;
    and all directors, director nominees and executive officers as a group, 192,833).

(4) Percentages of less than 1 percent are omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Heinz Finance and Heinz have entered into agreements that provide for financial support, administrative and other services, reimbursement for employee services and intellectual property. This section describes those material agreements between Heinz Finance and Heinz.

  Operational Agreements

     Heinz Finance entered into a services agreement with Heinz pursuant to which Heinz provides certain accounting, legal, tax and other support services and facilities to us. Under the services agreement, we reimburse Heinz for services provided by Heinz thereunder. In addition, some of the officers and employees of Heinz Finance are officers or employees of Heinz or its affiliates. In particular, Heinz Management Company employs the salaried people who conduct the business of Heinz LP, and the costs and expenses of those employees are reimbursed by Heinz LP. If any individual provides more than de minimis services to both Heinz and Heinz Finance, the compensation of that individual will be apportioned between the two groups on terms no less favorable to us than we could obtain from unaffiliated entities. We pay a royalty to Promark Brands, Inc., for use of trademarks historically used in Heinz's U.S. business.

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

     For further information regarding related party transactions, see Note 8 of Heinz Finance's consolidated financial statements for the fiscal years ended April 28, 2004, April 30, 2003 and May 1, 2002 included in this Form 10-K.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES.

     PricewaterhouseCoopers LLP has been the independent accounting firm and has audited the financial statements of Heinz Finance since Fiscal 2002.

     The aggregate fees billed for each of the past two fiscal years are set forth below:

                                                              FISCAL YEAR   FISCAL YEAR
                                                                 2004          2003
                                                              -----------   -----------
Audit Fees..................................................   $184,033      $473,010
Audit-Related Fees..........................................   $     --      $     --
Tax Services................................................   $     --      $     --
All other services..........................................   $     --      $     --
                                                               --------      --------
Total Fees..................................................   $184,033      $473,010
                                                               ========      ========

     The audit fees relate to professional services rendered for the audit of the consolidated and combined financial statements of Heinz Finance, the issuance of comfort letters and consents, and assistance with the review of documents filed with the SEC.

     Heinz Finance's Board of Directors has adopted a revised policy effective for Fiscal 2004 which prohibits Heinz Finance from entering into non-audit related consulting agreements for financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all services prohibited by the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations. The policy also contains procedures requiring Heinz Finance's Board of Directors' pre-approval of all audit and permitted non-audit services provided by the external auditors.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following financial statements and report are filed as part of this report under Item 8 -- "Financial
        Statements and Supplementary Data":
             Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated July 8,
             2004, on Heinz Finance's consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 28, 2004, April 30, 2003 and May 1, 2002
             Consolidated Statements of Income for the fiscal years ended April 28, 2004, April 30, 2003 and May
             1, 2002
             Consolidated Balance Sheets as of April 28, 2004 and April 30, 2003
             Consolidated Statements of Shareholder's Equity for the fiscal years ended April 28, 2004, April 30,
             2003 and May 1, 2002
             Consolidated Statements of Cash Flows for the fiscal years ended April 28, 2004, April 30, 2003 and
             May 1, 2002
             Notes to Consolidated Financial Statements
   (2)  The following report and schedule is filed herewith as a part hereof:
             Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April
             28, 2004, April 30, 2003 and May 1, 2002
        All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report.

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

                 10 (a)       Liquidity Agreement dated as of June 26, 2001 between Heinz and Heinz
                              Finance is incorporated herein by reference to Exhibit 10.1 of Heinz
                              Finance's Registration Statement on Form S-4 (Reg. 333-85064).
                    (b)       Administrative Services Agreement dated as of May 1, 2001 between
                              Heinz and Heinz Finance is incorporated herein by reference to Exhibit
                              10.2 of Heinz Finance's Registration Statement on Form S-4 (Reg.
                              333-85064).
                    (c)       Guarantee Facility Letter Agreement dated May 3, 2001 to Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of
                              Heinz Finance's Registration Statement on Form S-4 (Reg. 333-85064).
                    (d)       Third Amended and Restated Partnership Agreement of H. J. Heinz
                              Company, L.P. is incorporated herein by reference to Exhibit 10.6 of
                              Heinz Finance's Registration Statement on Amendment No. 2 to Form S-4
                              (Reg. 333-85064).
                              (i)       First Amendment to Third Amended and Restated Partnership
                                        Agreement incorporated herein by reference to Exhibit 10(a)
                                        to H.J. Heinz Company's Quarterly Report on Form 10-Q for
                                        the period ended January 28, 2004.
                              (ii)      Second Amendment to Third Amended and Restated Partnership
                                        Agreement incorporated herein by reference to Exhibit 10(b)
                                        to H.J. Heinz Company's Quarterly Report On Form 10-Q for
                                        the period ended January 28, 2004.
                    (e)       Management contracts and compensatory plans:
                              (i)       1986 Deferred Compensation Program for H. J. Heinz Company
                                        and affiliated companies, as amended and restated in its
                                        entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to H. J. Heinz Company's
                                        Annual Report on Form 10-K for the fiscal year ended May 1,
                                        1995.
                              (ii)      H. J. Heinz Company 1984 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(n) to H. J.
                                        Heinz Company's Annual Report on Form 10-K for the fiscal
                                        year ended May 2, 1990.
                              (iii)     H. J. Heinz Company 1987 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 10(o) to H. J.
                                        Heinz Company's Annual Report on Form 10-K for the fiscal
                                        year ended May 2, 1990.
                              (iv)      H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                        Proxy Statement dated August 3, 1990.
                              (v)       H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                        Proxy Statement dated August 5, 1994.
                              (vi)      H. J. Heinz Company Supplemental Executive Retirement Plan,
                                        as amended, is incorporated herein by reference to Exhibit
                                        10(c)(ix) to H. J. Heinz Company's Annual Report on Form
                                        10-K for the fiscal year ended April 28, 1993.
                              (vii)     H. J. Heinz Company Executive Deferred Compensation Plan (as
                                        amended and restated on December 27, 2001) is incorporated herein by reference to Exhibit 10(a)(vii) of H. J. Heinz
                                        Company's Annual Report on Form 10-K for the fiscal year
                                        ended May 1, 2002.

                    (viii)    H. J. Heinz Company Incentive Compensation Plan is incorporated herein by reference to Appendix B to H. J. Heinz Company's Proxy Statement
                              dated August 5, 1994.
                    (ix)      H. J. Heinz Company Stock Compensation Plan for Non-Employee Directors
                              is incorporated herein by reference to Appendix A to H. J. Heinz Proxy
                              Statement dated August 3, 1995.
                    (x)       H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's Proxy Statement dated
                              August 2, 1996.
                    (xi)      H. J. Heinz Company Deferred Compensation Plan for Directors is
                              incorporated herein by reference to Exhibit 10(a)(xiii) to H. J. Heinz
                              Company's Annual Report on Form 10-K for the fiscal year ended April
                              29, 1998.
                    (xii)     H. J. Heinz Company Global Stock Purchase Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's Proxy Statement
                              dated August 3, 1999.
                    (xiii)    Form of Severance Protection Agreement is incorporated herein by reference to Exhibit 10(a)(xiv) to H. J. Heinz Company's Annual Report
                              on Form 10-K for the fiscal year ended May 3, 2000.
                    (xiv)     H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's Proxy Statement dated
                              August 4, 2000.
                    (xv)      H. J. Heinz Company Executive Estate Life Insurance Program is
                              incorporated herein by reference to Exhibit 10(a)(xv) to H. J. Heinz
                              Company's Annual Report on Form 10-K for the fiscal year ended May 1,
                              2002.
                    (xvi)     H. J. Heinz Company Restricted Stock Recognition Plan for Salaried
                              Employees is incorporated herein by reference to Exhibit 10(a)(xiv) to
                              H. J. Heinz Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2002.
                    (xvii)    H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is
                              incorporated herein by reference to H. J. Heinz Company's Proxy
                              Statement dated August 2, 2002.
                    (xviii)   H. J. Heinz Company Senior Executive Incentive Compensation Plan is
                              incorporated herein by reference to H. J. Heinz Company's Proxy
                              Statement dated August 2, 2002.
                    (xix)     Form of First Amendment to Severance Protection Agreement is
                              incorporated herein by reference to Exhibit 10(a)(xxi) to H.J. Heinz
                              Company's Annual Report on Form 10-K for the fiscal year ended April
                              30, 2003.
                    (xx)      Deferred Compensation Plan for Non-Employee Directors of H.J. Heinz
                              Company (as amended and restated effective January 1, 2004) is incorporated herein by reference to H.J. Heinz Company's Quarterly
                              Report on Form 10-Q for the three months ended January 28, 2004.
          12.       Computation of Ratios of Earnings to Fixed Charges.
          21.       Subsidiaries of the Registrant.
          24.       Powers-of-attorney of Heinz Finance's directors and officers.
          31(a)     Rule 13a-14(a)/15d-14(a) Certification by the President.
          31(b)     Rule 13a-14(a)/15(d) -- 14(a) Certification by Chief Financial Officer.

          32(a)     Certification by the President Relating to the Annual Report Containing
                    Financial Statements.*
          32(b)     Certification by the Chief Financial Officer Relating to the Annual Report
                    Containing Financial Statements.*
          Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

---------------

* The Exhibit attached to this Form 10-K shall not be deemed 'filed' for the purposes of Section 18 of the Securities Exchange Act of 1934 (the 'Exchange Act') or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or in the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) There have been no reports filed on Form 8-K during the last fiscal quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2004.

                                           H. J. HEINZ FINANCE COMPANY
                                                   (Registrant)

                                  By:       /s/ ARTHUR B. WINKLEBLACK
                               .................................................
                                                ARTHUR B. WINKLEBLACK
                                         Director, Vice President and Chief
                                                  Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 16, 2004.

                      Signature                                                     Capacity
                      ---------                                                     --------

              /s/ LEONARD A. CULLO, JR.                              Director and President
     ...........................................                     (Principal Executive Officer)
                LEONARD A. CULLO, JR.

              /s/ ARTHUR B. WINKLEBLACK                              Director, Vice President and
     ...........................................                     Chief Financial Officer
                ARTHUR B. WINKLEBLACK                                (Principal Financial Officer)

               /s/ EDWARD J. MCMENAMIN                               Chief Accounting Officer
     ...........................................                     (Principal Accounting Officer)
                 EDWARD J. MCMENAMIN

Laura Stein                           Director
Andrew L. Stidd                       Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, other than the Annual Report for the fiscal year ended April 30, 2003 on Form 10-K, was sent to security holders.
                                               By: /s/  LEONARD A. CULLO, JR.
                                                 -------------------------------

                                                      LEONARD A. CULLO, JR.

                                                        Attorney-in-fact

                                                                     SCHEDULE II

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FISCAL YEARS ENDED APRIL 28, 2004, APRIL 30, 2003 AND MAY 1, 2002
                             (THOUSANDS OF DOLLARS)

                                                                 Additions
                                                           ----------------------
                                              Balance at   Charged to    Charged                     Balance at
                                              beginning    costs and    to other                       end of
Description                                   of period     expenses    accounts    Deductions         period
-----------                                   ----------   ----------   ---------   ----------       ----------
Fiscal year ended April 28, 2004:
      Receivables...........................    $6,274       $3,436        $--        $7,697(1)        $2,013
                                                ======       ======        ==         ======           ======
Fiscal year ended April 30, 2003:
      Receivables...........................    $2,546       $5,816        $--        $2,088(1)        $6,274
                                                ======       ======        ==         ======           ======
Fiscal year ended May 1, 2002:
      Receivables...........................    $2,157       $2,483        $--        $2,094(1)        $2,546
                                                ======       ======        ==         ======           ======

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

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (d)  The Certificate of Designations, Preferences and
                   Rights of Voting Cumulative Preferred Stock, Series A of
                   Heinz Finance is incorporated herein by reference to
                   Exhibit 4 of Heinz's Quarterly Report on Form 10-Q
                   for the three months ended August 1, 2001.
  10(a)       Liquidity Agreement dated as of June 26, 2001 between
              Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.1 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (b)       Administrative Services Agreement dated as of May 1, 2001
              between Heinz and Heinz Finance is incorporated herein by
              reference to Exhibit 10.2 of Heinz Finance's Registration
              Statement on Form S-4 (Reg. 333-85064)
    (c)       Guarantee Facility Letter Agreement dated May 3, 2001 to
              Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (d)       Third Amended and Restated Partnership Agreement of H. J.
              Heinz Company, L.P. is incorporated herein by reference to
              Exhibit 10.6 of Heinz Finance's Registration Statement on
              Amendment No. 2 to Form S-4 (Reg. 333-85064).
                (i)    First Amendment to Third Amended and Restated
                       Partnership Agreement incorporated herein by reference to
                       Exhibit 10(a) to H.J. Heinz Company's Quarterly
                       Report on Form 10-Q for the period ended January
                       28, 2004.
                (ii)   Second Amendment to Third Amended and Restated
                       Partnership Agreement incorporated herein by reference to
                       Exhibit 10(b) to H.J. Heinz Company's Quarterly
                       Report On Form 10-Q for the period ended January
                       28, 2004.
    (e)       Management contracts and compensatory plans:
                (i)    1986 Deferred Compensation Program for H. J. Heinz
                       Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is
                       incorporated herein by reference to Exhibit
                       10(c)(i) to H. J. Heinz Company's Annual Report on
                       Form 10-K for the fiscal year ended May 1, 1995.
                (ii)   H. J. Heinz Company 1984 Stock Option Plan, as
                       amended, is incorporated herein by reference to Exhibit
                       10(n) to H. J. Heinz Company's Annual Report on
                       Form 10-K for the fiscal year ended May 2, 1990.
                (iii)  H. J. Heinz Company 1987 Stock Option Plan, as
                       amended, is incorporated herein by reference to Exhibit
                       10(o) to H. J. Heinz Company's Annual Report on
                       Form 10-K for the fiscal year ended May 2, 1990.
                (iv)   H. J. Heinz Company 1990 Stock Option Plan is
                       incorporated herein by reference to Appendix A to H. J.
                       Heinz Company's Proxy Statement dated August 3,
                       1990.
                (v)    H. J. Heinz Company 1994 Stock Option Plan is
                       incorporated herein by reference to Appendix A to H. J.
                       Heinz Company's Proxy Statement dated August 5,
                       1994.
                (vi)   H. J. Heinz Company Supplemental Executive
                       Retirement Plan, as amended, is incorporated herein by
                       reference to Exhibit 10(c)(ix) to H. J. Heinz
                       Company's Annual Report on Form 10-K for the fiscal
                       year ended April 28, 1993.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------

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

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------

              (xx) Deferred Compensation Plan for Non-Employee Directors of H.J.
                   Heinz Company (as amended and restated effective January 1,
                   2004) is incorporated herein by reference to H.J. Heinz
                   Company's Quarterly Report on Form 10-Q for the three months ended January 28, 2004.
  12.         Computation of Ratios of Earnings to Fixed Charges.
  21.         Subsidiaries of the Registrant.
  24.         Powers-of-attorney of Heinz Finance's directors and
              officers.
  31(a)       Rule 13a-14(a)/15d-14(a) Certification by the President.
  31(b)       Rule 13a-14(a)/15(d) -- 14(a) Certification by Chief
              Financial Officer.
  32(a)       Certification by the President Relating to the Annual Report
              Containing Financial Statements.*
  32(b)       Certification by the Chief Financial Officer Relating to the
              Annual Report Containing Financial Statements.*

---------------

* The Exhibit attached to this Form 10-K shall not be deemed 'filed' for the purposes of Section 18 of the Securities Exchange Act of 1934 (the 'Exchange Act') or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or in the Exchange Act, except as expressly set forth by specific reference in such filing.