Form 10-Q
period 2004-07-28
HEINZ HJ FINANCE CO
filed 2004-09-07
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________

FOR THE THREE MONTHS ENDED JULY 28, 2004        COMMISSION FILE NUMBER 333-85064

                          H. J. HEINZ FINANCE COMPANY
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                          82-0382406
              (State or other jurisdiction of                           (I.R.S. Employer
              incorporation or organization)                           Identification No.)

        600 GRANT STREET, PITTSBURGH, PENNSYLVANIA                            15219
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

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   First Quarter Ended
                                                              -----------------------------
                                                              July 28, 2004   July 30, 2003
                                                                 FY 2005         FY 2004
                                                              -------------   -------------
                                                                       (Unaudited)
                                                                     (in thousands)
Sales.......................................................    $754,034        $715,870
Cost of products sold.......................................     475,508         453,597
                                                                --------        --------
Gross profit................................................     278,526         262,273
Selling, general and administrative expenses................     129,907         125,404
Royalty expense to related parties..........................      46,081          35,976
                                                                --------        --------
Operating income............................................     102,538         100,893
Interest income.............................................       3,038           1,400
Interest expense............................................      33,927          31,595
Dividends from related parties..............................      30,798          30,798
Currency loss...............................................       6,451           4,852
Other expenses, net.........................................       5,419           4,446
                                                                --------        --------
Income before income taxes and minority interest............      90,577          92,198
Provision for income taxes..................................      17,001          14,381
                                                                --------        --------
Income before minority interest.............................      73,576          77,817
Minority interest...........................................     (48,699)        (51,669)
                                                                --------        --------
Net income..................................................    $ 24,877        $ 26,148
                                                                ========        ========

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 28, 2004    April 28, 2004*
                                                                 FY 2005           FY 2004
                                                              -------------    ---------------
                                                               (Unaudited)
                                                                       (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents.................................   $  716,404        $  462,039
  Receivables, net..........................................      297,144           354,282
  Due from related parties..................................       19,941            19,706
  Short-term notes receivable from related parties..........      664,275           386,955
  Inventories...............................................      381,472           377,463
  Prepaid expenses and other current assets.................       34,011            39,617
                                                               ----------        ----------
     Total current assets...................................    2,113,247         1,640,062
Property, plant and equipment...............................    1,087,146         1,147,808
Less accumulated depreciation...............................     (486,904)         (521,084)
                                                               ----------        ----------
     Total property, plant and equipment, net...............      600,242           626,724
Other non-current assets:
  Long-term notes receivable from related parties...........       35,000            35,000
  Investments in related parties............................    1,895,245         1,895,245
  Goodwill..................................................    1,027,848         1,025,028
  Other intangible assets, net..............................      275,115           279,560
  Other non-current assets..................................      332,455           352,002
                                                               ----------        ----------
     Total other non-current assets.........................    3,565,663         3,586,835
                                                               ----------        ----------
     Total assets...........................................   $6,279,152        $5,853,621
                                                               ==========        ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................   $  626,030        $  282,348
  Portion of long-term debt due within one year.............      362,059           355,724
  Accounts payable..........................................      218,709           214,665
  Accounts payable to related parties.......................       75,182            72,851
  Accrued marketing.........................................       80,077            98,251
  Accrued interest..........................................       97,618            69,075
  Other accrued liabilities.................................       59,480            46,096
                                                               ----------        ----------
     Total current liabilities..............................    1,519,155         1,139,010
Long-term debt and other liabilities:
  Long-term debt............................................    3,765,613         3,795,269
  Deferred income taxes.....................................       41,961            46,130
  Other liabilities.........................................       20,660            14,668
                                                               ----------        ----------
     Total long-term debt and other liabilities.............    3,828,234         3,856,067
Minority interest...........................................      621,340           572,641
Shareholder's equity:
  Common stock..............................................           11                11
  Additional capital........................................      123,438           123,438
  Retained earnings.........................................      185,416           160,539
  Accumulated other comprehensive income....................        1,558             1,915
                                                               ----------        ----------
     Total shareholder's equity.............................      310,423           285,903
                                                               ----------        ----------
     Total liabilities and shareholder's equity.............   $6,279,152        $5,853,621
                                                               ==========        ==========

---------------
* Summarized from audited Fiscal Year 2004 balance sheet.

           See notes to condensed consolidated financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   First Quarter Ended
                                                              -----------------------------
                                                              July 28, 2004   July 30, 2003
                                                                 FY 2005         FY 2004
                                                              -------------   -------------
                                                                       (Unaudited)
                                                                     (in thousands)
Cash Flows from Operating Activities:
  Net income................................................    $ 24,877        $  26,148
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................      13,683           14,439
     Amortization...........................................       3,502            2,906
     Deferred tax (benefit)/provision.......................      (3,098)          11,708
     Minority interest......................................      48,699           51,669
     Currency loss..........................................       6,451            4,852
     Other items, net.......................................      (1,777)          (5,205)
     Changes in current assets and liabilities, excluding
      effects of acquisitions and divestitures:
       Receivables..........................................      54,180          110,943
       Inventories..........................................      (9,660)          (8,669)
       Due from/to related parties..........................      16,373           13,161
       Prepaid expenses and other current assets............       5,599          (35,626)
       Accounts payable.....................................       4,374           (4,431)
       Accrued liabilities..................................       8,297           23,957
       Income taxes.........................................      19,445            1,959
                                                                --------        ---------
  Cash provided by operating activities.....................     190,945          207,811
                                                                --------        ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................     (13,693)          (6,254)
  Acquisitions, net of cash acquired........................      (6,558)         (61,298)
  Proceeds from divestitures................................      18,604               --
  Other items, net..........................................      (2,064)            (251)
                                                                --------        ---------
     Cash used for investing activities.....................      (3,711)         (67,803)
                                                                --------        ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.........          --          185,586
  Proceeds from/(payments on) short-term borrowings with
     related parties, net...................................      67,131         (187,143)
  Dividends on preferred shares.............................          --           (5,059)
                                                                --------        ---------
     Cash provided by/(used for) financing activities.......      67,131           (6,616)
                                                                --------        ---------
Net increase in cash and cash equivalents...................     254,365          133,392
Cash and cash equivalents, beginning of period..............     462,039          194,266
                                                                --------        ---------
Cash and cash equivalents, end of period....................    $716,404        $ 327,658
                                                                ========        =========

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

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, Heinz Finance has the power to control the general partner through majority membership on Heinz LP's management board. The minority interest amounts on the July 28, 2004 and April 28, 2004 balance sheets represent the Class A and General Partner limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     The interim condensed consolidated financial statements of Heinz Finance are unaudited. In the opinion of management, all adjustments which are of a normal and recurring nature, necessary for a fair statement of the results of operations of these interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the business of Heinz Finance. These statements should be read in conjunction with Heinz Finance's consolidated and combined financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in Heinz Finance's Annual Report on Form 10-K for the year ended April 28, 2004.

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are reported in the Heinz consolidated financial statements as long-term debt at July 28, 2004 and April 28, 2004.

(2)  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, which were primarily due to employee termination and severance costs following the Fiscal 2003 spin-off transaction with Del Monte. Of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $2.9 million and $5.0 million at July 28, 2004 and April 28, 2004, respectively.

(3)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                             July 28,    April 28,
(in thousands)                                                 2004        2004
--------------                                               --------    ---------
Finished goods and work-in-process.........................  $289,783    $258,142
Packaging material and ingredients.........................    91,689     119,321
                                                             --------    --------
                                                             $381,472    $377,463
                                                             ========    ========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the first quarter ended July 28, 2004, by reportable segment, are as follows:

                                                    North
                                                   American
                                                   Consumer      U.S.
(in thousands)                                     Products   Foodservice     Total
--------------                                     --------   -----------   ----------
Balance at April 28, 2004........................  $845,484    $179,544     $1,025,028
Acquisition......................................        --       6,558          6,558
Purchase accounting reclassifications............        --      (1,190)        (1,190)
Disposal.........................................    (2,548)         --         (2,548)
                                                   --------    --------     ----------
Balance at July 28, 2004.........................  $842,936    $184,912     $1,027,848
                                                   ========    ========     ==========

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized during the first quarter ended July 28, 2004.

     Trademarks and other intangible assets at July 28, 2004 and April 28, 2004, subject to amortization expense, are as follows:

                                 July 28, 2004                        April 28, 2004
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
(in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
--------------         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 36,403    $  (3,003)    $ 33,400   $ 39,103    $  (3,268)    $ 35,835
Licenses.............   208,186     (119,976)      88,210    208,186     (118,504)      89,682
Other................    95,808      (45,439)      50,369     95,708      (44,802)      50,906
                       --------    ---------     --------   --------    ---------     --------
                       $340,397    $(168,418)    $171,979   $342,997    $(166,574)    $176,423
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $2.3 million and $2.1 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at July 28, 2004, amortization expense for each of the next five years is estimated to be approximately $9 million.

     Intangible assets not subject to amortization at July 28, 2004 and April 28, 2004 were $103.1 million, and consisted solely of trademarks.

(5)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The effective tax rate for Heinz Finance is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax.

(6)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on the accounting for benefits provided by the Act. The Staff Position 106-2 will be implemented by Heinz in the second quarter of Fiscal 2005. Heinz Finance is currently evaluating the impact of Heinz's adoption of this guidance on Heinz Finance's financial position, results of operations and cash flows.

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

(7)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services were $71.4 million and $63.5 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively. These costs are recorded as cost of products sold or SG&A in the accompanying consolidated statements of income depending on the nature of the cost.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs were $15.5 million and $18.1 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively, and are recorded in SG&A in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $38.2 million and $104.6 million of net short-term notes receivable with related parties recorded on the condensed consolidated balance sheets as of July 28, 2004 and April 28, 2004, respectively. An average interest rate of 1.53% and 1.47% was charged on the combined domestic and foreign notes resulting in $0.2 million and $0.8 million of net interest income for the first quarter ended July 28, 2004 and July 30, 2003, respectively.

     At July 28, 2004 and April 28, 2004, long-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz. This note is classified as long-term given its maturity of May 2, 2007.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $19.9 million and $19.7 million balances due from related parties as of July 28, 2004 and April 28, 2004, respectively, and the $75.2 million and $72.9 million balances for accounts payable to related parties as of July 28, 2004 and April 28, 2004, respectively. Product sales to related parties were $10.7 million and $10.5 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively, and purchases from related parties were $10.2 million and $6.3 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively.

     Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million for the first quarter ended July 28, 2004 and July 30, 2003. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of July 28, 2004 and April 28, 2004.

     Heinz Finance paid royalties of $46.1 million and $36.0 million for the first quarter ended July 28, 2004 and July 30, 2003, respectively, to Promark Brands, Inc., a direct subsidiary of Heinz, for the use of certain trademarks.

(8)  SEGMENTS

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management.

     Descriptions of Heinz Finance's reportable segments are as follows:

     - North American Consumer Products -- This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America.

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

     The following table presents information about Heinz Finance's reportable segments:

                                                             Net External Sales
                                                        -----------------------------
                                                             First Quarter Ended
                                                        -----------------------------
                                                        July 28, 2004   July 30, 2003
(in thousands)                                             FY 2005         FY 2004
--------------                                          -------------   -------------
North American Consumer Products......................    $405,924        $381,115
U.S. Foodservice......................................     348,110         334,755
                                                          --------        --------
  Consolidated totals.................................    $754,034        $715,870
                                                          ========        ========

                                                            Intersegment Revenues
                                                        -----------------------------
                                                             First Quarter Ended
                                                        -----------------------------
                                                        July 28, 2004   July 30, 2003
(in thousands)                                             FY 2005         FY 2004
--------------                                          -------------   -------------
North American Consumer Products......................    $ 10,615        $ 10,660
U.S. Foodservice......................................          --              --
Non-Operating(a)......................................     (10,615)        (10,660)
                                                          --------        --------
  Consolidated totals.................................    $     --        $     --
                                                          ========        ========

                                                         Operating Income (Loss) (b)
                                                        -----------------------------
                                                             First Quarter Ended
                                                        -----------------------------
                                                        July 28, 2004   July 30, 2003
(in thousands)                                             FY 2005         FY 2004
--------------                                          -------------   -------------
North American Consumer Products......................    $ 64,291        $ 65,658
U.S. Foodservice......................................      38,823          35,807
Non-Operating(a)......................................        (576)           (572)
                                                          --------        --------
  Consolidated totals.................................    $102,538        $100,893
                                                          ========        ========

     --------------------

     (a) Includes charges not directly attributable to operating segments and intercompany eliminations.

     (b) First Quarter ended July 30, 2003 -- Includes costs to reduce overhead of the remaining businesses following the Fiscal 2003 spin-off transaction with Del Monte. Total costs recorded by Heinz Finance, as well as charged back to Heinz Finance by Heinz Management Company, were as follows: North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

(9)  COMPREHENSIVE INCOME

                                                             First Quarter Ended
                                                        -----------------------------
                                                        July 28, 2004   July 30, 2003
(in thousands)                                             FY 2005         FY 2004
--------------                                          -------------   -------------
Net income............................................     $24,877         $26,148
Other comprehensive income:
  Net deferred gains/(losses) on derivatives from
     periodic revaluations............................       1,299          (5,195)
  Net deferred (gains)/losses on derivatives
     reclassified to earnings.........................      (1,656)          6,629
                                                           -------         -------
Comprehensive income..................................     $24,520         $27,582
                                                           =======         =======

(10) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency, commodity price and interest rate exposures. There have been no material changes in Heinz Finance's market risk during the three months ended July 28, 2004. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of July 28, 2004, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz Finance expects $1.6 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the first quarter ended July 28, 2004 and July 30, 2003.

(11) SUBSEQUENT EVENT

     In August 2004, Heinz and Heinz Finance amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, which were primarily due to employee termination and severance costs following the Fiscal 2003 spin-off transaction with Del Monte. Of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A").

               THREE MONTHS ENDED JULY 28, 2004 AND JULY 30, 2003

RESULTS OF OPERATIONS

     Sales for the three months ended July 28, 2004 increased $38.2 million, or 5.3%, to $754.0 million. Sales volume increased 3.9% due primarily to strong increases in the North American Consumer Products segment, aided by new product introductions. Pricing increased 1.0% and acquisitions, net of divestitures, increased sales 0.4%.

     Gross profit increased $16.3 million, or 6.2%, to $278.5 million, and the gross profit margin increased slightly to 36.9% from 36.6%. The gross profit margin increase was primarily a result of favorable pricing in the U.S. Foodservice segment, partially offset by increases in commodity costs.

     SG&A increased $4.5 million, or 3.6%, to $129.9 million, while SG&A as a percentage of sales decreased to 17.2% from 17.5%. Last year's SG&A was unfavorably impacted by reorganization costs totaling $4.0 million. Operating income increased $1.6 million, or 1.6%, to $102.5 million, while operating income decreased as a percentage of sales to 13.6% from 14.1%, as a result of the changes noted above and increased royalty expense to related parties.

     Net interest expense increased $0.7 million, to $30.9 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. The unfavorable impact on net interest expense related to the adoption of SFAS No. 150 was largely offset by lower debt balances in the first quarter of Fiscal 2005. Other expense, net, increased $1.0 million, to $5.4 million, due to losses on certain interest rate contracts that do not meet the criteria for hedge accounting. There was a non-cash currency loss of $6.5 million in the current quarter compared to $4.9 million in the year-earlier quarter related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance. The effective tax rate for the current quarter was 18.8% compared to 15.6% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax.

     Net income for the first quarter of Fiscal 2005 was $24.9 million compared to $26.1 million in the year-earlier quarter.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $24.8 million, or 6.5%, to $405.9 million. Sales volume increased 7.7% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong performance in Boston Market HomeStyle meals, Delimex snacks, and TGI Friday's appetizers also contributed to the volume increase. Divestitures reduced sales 1.3% primarily due to the sale of Ethnic Gourmet Foods.

     Gross profit increased $7.7 million, or 4.6%, to $173.9 million driven by the increase in sales volume. The gross profit margin decreased to 42.9% from 43.6% due primarily to sales mix and higher commodity and other manufacturing costs. Operating income decreased $1.4 million, or 2.1%, to $64.3 million, as strong volume growth and reduced marketing expenses were offset by higher commodity and distribution costs, and increased royalty expense to related parties, resulting from increased sales and a change in the application of the royalty rate. Operating income for the first quarter ended July 30, 2003 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $13.4 million, or 4.0%, to $348.1 million. Acquisitions increased sales 2.3%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups. Higher pricing increased sales by 2.2% mainly due to Heinz Ketchup, single serve condiments, Chef Francisco frozen soups, and Dianne's and Alden Merrell frozen desserts. Sales volume decreased sales 0.5% due to customer service issues at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products early in the quarter. The system is now fully operational.

     Gross Profit increased $8.5 million, or 8.9%, to $104.8 million, and the gross profit margin increased to 30.1% from 28.8%. These increases are primarily due to favorable pricing, sales mix, and the prior year acquisition of Truesoups LLC, partly offset by increases in commodity costs. Operating income increased $3.0 million, or 8.4%, to $38.8 million, primarily due to growth in gross profit, partially offset by increased distribution costs and increased royalty expense to related parties, resulting from increased sales. Operating income for the first quarter ended July 30, 2003 was impacted by reorganization costs totaling $2.5 million.

LIQUIDITY AND FINANCIAL POSITION

     The following discussion of liquidity and financial position references certain business measures utilized by Senior Management and the Board of Directors to gauge Heinz Finance's business operating performance. Management believes the adjusted GAAP measures provide additional clarity in understanding the trends of the business.

     Cash provided by operating activities was $190.9 million, a decrease of $16.9 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to unfavorable working capital movements compared to the last fiscal year, particularly receivables, partially offset by prepaid expenses and other current assets.

     Cash used for investing activities totaled $3.7 million compared to $67.8 million last year. Acquisitions used $6.6 million in cash in the first three months of Fiscal 2005 compared to $61.3 million in same period of Fiscal 2004. Capital expenditures totaled $13.7 million (1.8% of sales) compared to $6.3 million (0.9% of sales) last year. Proceeds from divestitures provided $18.6 million in the first three months of Fiscal 2005.

     Cash provided by financing activities totaled $67.1 million, compared to cash used for financing activities of $6.6 million last year. Proceeds from short-term borrowings with related parties were $67.1 million this year, compared to payments in the prior year totaling $187.1 million. Proceeds from long-term debt with related parties provided $185.6 million in the prior year. Dividend payments to preferred shareholders recorded in retained earnings on the balance sheet totaled $5.1 million in the prior year. These payments are included as a component of cash flows from operating activities beginning in the second quarter ended October 29, 2003, as a result of the adoption of SFAS No. 150 (see below for further discussion).

     At July 28, 2004, Heinz Finance's external net debt (total external debt net of the value of interest rate swaps ($95.4 million), less cash and cash equivalents) was $3.32 billion. Excluding the reclassification of Heinz Finance Company's preferred stock (see below for further discussion), external net debt would have been $2.99 billion, down approximately $375 million as compared to the year earlier quarter. Heinz Finance expects that over $350 million of long-term debt maturing in Fiscal 2005 will be retired.

     In August 2004, Heinz and Heinz Finance amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz Finance's ability to refinance these borrowings on a long-term basis. These resources together with Heinz Finance's existing cash balance of over $700 million, its anticipated strong operating cash flow and access to the capital market, if required, should enable Heinz Finance to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2005 results.

CONTRACTUAL OBLIGATIONS

     Heinz Finance is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, Heinz Finance has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of Heinz Finance's materials and processes, certain supply contracts contain penalty provisions for early terminations. Heinz Finance does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the three months ended July 28, 2004. For additional information, refer to pages 15-16 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position 106-1, Heinz elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2004. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on the accounting for benefits provided by the Act. The Staff Position 106-2 will be implemented by Heinz in the second quarter of Fiscal 2005. Heinz Finance is currently evaluating the impact of Heinz's adoption of this guidance on Heinz Finance's financial position, results of operations and cash flows.

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

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, changes in estimates in critical accounting judgments, the possibility of increased pension expense, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in Heinz Finance's Form 10-K for the fiscal year ended April 28, 2004. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the three months ended July 28, 2004. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

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

     (b) Changes in Internal Control over Financial Reporting

     No change in Heinz Finance's internal control over financial reporting occurred during Heinz Finance's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Heinz Finance's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Nothing to report under this item.

ITEM 5.  OTHER INFORMATION

     Nothing to report under this Item.

ITEM 6.  EXHIBITS

     Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. Heinz Finance may have omitted certain exhibits in accordance with
     Item 601(b)(4)(iii)(A) of Regulation S-K. Heinz Finance agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are set forth herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

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

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: September 7, 2004
                                          By:   /s/ LEONARD A. CULLO, JR.
                                      ..........................................

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