Form 10-Q
period 2004-10-27
HEINZ HJ FINANCE CO
filed 2004-12-13
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE SIX MONTHS ENDED OCTOBER 27, 2004       COMMISSION FILE NUMBER 333-85064

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  __   No  X

     All of the outstanding shares of the registrant's common stock are owned by
H. J. Heinz Company.

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Second Quarter Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (In Thousands)

Sales.......................................................      $865,275           $825,720
Cost of products sold.......................................       535,871            522,540
                                                                  --------           --------
Gross profit................................................       329,404            303,180
Selling, general and administrative expenses................       152,822            134,601
Royalty expense to related parties..........................        46,220             41,554
                                                                  --------           --------
Operating income............................................       130,362            127,025
Interest income.............................................         5,626              2,371
Interest expense............................................        38,643             35,706
Dividends from related parties..............................        30,798             30,798
Currency loss...............................................        20,466              9,864
Other income, net...........................................           881                519
                                                                  --------           --------
Income before income taxes and minority interest............       108,558            115,143
Provision for income taxes..................................        13,310             13,359
                                                                  --------           --------
Income before minority interest.............................        95,248            101,784
Minority interest...........................................       (81,410)           (81,901)
                                                                  --------           --------
Net income..................................................      $ 13,838           $ 19,883
                                                                  ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (In Thousands)

Sales.......................................................     $1,619,309         $1,541,590
Cost of products sold.......................................      1,011,379            976,137
                                                                 ----------         ----------
Gross profit................................................        607,930            565,453
Selling, general and administrative expenses................        282,729            260,005
Royalty expense to related parties..........................         92,301             77,530
                                                                 ----------         ----------
Operating income............................................        232,900            227,918
Interest income.............................................          8,664              3,771
Interest expense............................................         72,570             67,301
Dividends from related parties..............................         61,596             61,596
Currency loss...............................................         26,917             14,716
Other expenses, net.........................................          4,538              3,927
                                                                 ----------         ----------
Income before income taxes and minority interest............        199,135            207,341
Provision for income taxes..................................         30,311             27,740
                                                                 ----------         ----------
Income before minority interest.............................        168,824            179,601
Minority interest...........................................       (130,109)          (133,570)
                                                                 ----------         ----------
Net income..................................................     $   38,715         $   46,031
                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 27, 2004   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                        (In Thousands)
ASSETS

Current assets:
  Cash and cash equivalents.................................     $  587,332        $  462,039
  Receivables, net..........................................        359,542           354,282
  Due from related parties..................................         24,562            19,706
  Short-term notes receivable from related parties..........        825,185           386,955
  Inventories...............................................        534,118           377,463
  Prepaid expenses and other current assets.................         50,967            39,617
                                                                 ----------        ----------
     Total current assets...................................      2,381,706         1,640,062
Property, plant and equipment...............................      1,103,062         1,147,808
Less accumulated depreciation...............................       (500,941)         (521,084)
                                                                 ----------        ----------
     Total property, plant and equipment, net...............        602,121           626,724
Other non-current assets:
  Long-term notes receivable from related parties...........         35,000            35,000
  Investments in related parties............................      1,895,245         1,895,245
  Goodwill..................................................      1,027,853         1,025,028
  Other intangible assets, net..............................        272,688           279,560
  Other non-current assets..................................        436,476           352,002
                                                                 ----------        ----------
     Total other non-current assets.........................      3,667,262         3,586,835
                                                                 ----------        ----------
     Total assets...........................................     $6,651,089        $5,853,621
                                                                 ==========        ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................     $  688,141        $  282,348
  Portion of long-term debt due within one year.............        381,712           355,724
  Accounts payable..........................................        302,389           214,665
  Accounts payable to related parties.......................         75,139            72,851
  Accrued marketing.........................................         78,826           109,038
  Accrued interest..........................................        110,872            69,075
  Other accrued liabilities.................................         34,626            35,309
                                                                 ----------        ----------
     Total current liabilities..............................      1,671,705         1,139,010
Long-term debt and other liabilities:
  Long-term debt............................................      3,887,473         3,795,269
  Deferred income taxes.....................................         76,490            46,130
  Other liabilities.........................................          3,254            14,668
                                                                 ----------        ----------
     Total long-term debt and other liabilities.............      3,967,217         3,856,067
Minority interest...........................................        702,750           572,641
Shareholder's equity:
  Common stock..............................................             11                11
  Additional capital........................................        109,441           123,438
  Retained earnings.........................................        199,254           160,539
  Accumulated other comprehensive income....................            711             1,915
                                                                 ----------        ----------
     Total shareholder's equity.............................        309,417           285,903
                                                                 ----------        ----------
     Total liabilities and shareholder's equity.............     $6,651,089        $5,853,621
                                                                 ==========        ==========

---------------
* Summarized from audited Fiscal Year 2004 balance sheet.
           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                              -----------------------------------
                                                              October 27, 2004   October 29, 2003
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (In Thousands)
Cash Flows from Operating Activities:
  Net income................................................     $  38,715          $  46,031
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................        28,274             28,819
     Amortization...........................................         5,323              5,938
     Deferred tax benefit...................................       (13,043)            (4,666)
     Minority interest......................................       130,109            133,570
     Currency loss..........................................        26,917             14,716
     Other items, net.......................................        (1,409)            (7,001)
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................        17,855             92,423
       Inventories..........................................      (162,276)          (113,681)
       Due from/to related parties..........................         1,812            (22,328)
       Prepaid expenses and other current assets............        11,164            (20,101)
       Accounts payable.....................................        88,052              7,025
       Accrued liabilities..................................         8,511             35,110
       Income taxes.........................................        13,905             30,708
                                                                 ---------          ---------
  Cash provided by operating activities.....................       193,909            226,563
                                                                 ---------          ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................       (24,696)           (19,232)
  Acquisitions, net of cash acquired........................        (6,558)           (61,298)
  Proceeds from divestitures................................        18,604                 --
  Other items, net..........................................         1,693              2,837
                                                                 ---------          ---------
     Cash used for investing activities.....................       (10,957)           (77,693)
                                                                 ---------          ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.........            --            185,639
  Payments on long-term debt................................            --             (8,058)
  Payments on short-term debt with related parties, net.....       (57,659)          (261,524)
  Dividends on preferred shares.............................            --             (5,059)
                                                                 ---------          ---------
     Cash used for financing activities.....................       (57,659)           (89,002)
                                                                 ---------          ---------
Net increase in cash and cash equivalents...................       125,293             59,868
Cash and cash equivalents, beginning of period..............       462,039            194,266
                                                                 ---------          ---------
Cash and cash equivalents, end of period....................     $ 587,332          $ 254,134
                                                                 =========          =========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The domestic treasury and business operations of H. J. Heinz Company ("Heinz") are conducted by H. J. Heinz Finance Company and its wholly-owned subsidiaries, and H. J. Heinz Company, L.P. ("Heinz LP"), which are collectively referred to as "Heinz Finance" in the accompanying notes. H.
     J. Heinz Finance Company has limited partnership interests in Heinz LP equal to approximately 40% of the capital of Heinz LP.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, H. J. Heinz Finance Company has the power to control the General Partner through majority membership on Heinz LP's management board. The minority interest amounts on the October 27, 2004 and April 28, 2004 balance sheets represent the Class A and General Partner's limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     The interim condensed consolidated financial statements of Heinz Finance are unaudited. In the opinion of management, all adjustments, which are of a normal and recurring nature, except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q, necessary for a fair statement of the results of operations of these interim periods have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the business of Heinz Finance. Certain prior year amounts have been reclassified in order to conform with the Fiscal 2005 presentation. These statements should be read in conjunction with Heinz Finance's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in Heinz Finance's Annual Report on Form 10-K for the year ended April 28, 2004.

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by Heinz Finance are reported in the Heinz consolidated financial statements as long-term debt at October 27, 2004 and April 28, 2004.

(2)  REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, which were primarily due to employee termination and severance costs following the Fiscal 2003 spin-off transaction with Del Monte. Of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $2.2 million and $4.0 million at October 27, 2004 and April 28, 2004, respectively.

(3)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                                 October 27,   April 28,
   (in thousands)                                                   2004         2004
   --------------                                                -----------   ---------
   Finished goods and work-in-process..........................   $342,591     $265,107
   Packaging material and ingredients..........................    191,527      112,356
                                                                  --------     --------
                                                                  $534,118     $377,463
                                                                  ========     ========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six months ended October 27, 2004, by reportable segment, are as follows:

                                                          North
                                                         American
                                                         Consumer      U.S.
   (in thousands)                                        Products   Foodservice     Total
   --------------                                        --------   -----------   ----------
   Balance at April 28, 2004...........................  $845,484    $179,544     $1,025,028
   Acquisition.........................................        --       6,558          6,558
   Purchase accounting reclassifications...............        --      (1,185)        (1,185)
   Disposal............................................    (2,548)         --         (2,548)
                                                         --------    --------     ----------
   Balance at October 27, 2004.........................  $842,936    $184,917     $1,027,853
                                                         ========    ========     ==========

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized during the six months ended October 27, 2004.

     Trademarks and other intangible assets at October 27, 2004 and April 28, 2004, subject to amortization expense, are as follows:

                                   October 27, 2004                      April 28, 2004
                          ----------------------------------   ----------------------------------
                                     Accumulated                          Accumulated
   (in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
   --------------         --------   ------------   --------   --------   ------------   --------
   Trademarks...........  $ 36,403    $  (3,227)    $ 33,176   $ 39,103    $  (3,268)    $ 35,835
   Licenses.............   208,186     (121,448)      86,738    208,186     (118,504)      89,682
   Other................    95,808      (46,134)      49,674     95,708      (44,802)      50,906
                          --------    ---------     --------   --------    ---------     --------
                          $340,397    $(170,809)    $169,588   $342,997    $(166,574)    $176,423
                          ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $4.8 million and $4.3 million for the six months ended October 27, 2004 and October 29, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at October 27, 2004, amortization expense for each of the next five years is estimated to be approximately $10 million.

     Intangible assets not subject to amortization at October 27, 2004 and April 28, 2004 were $103.1 million, and consisted solely of trademarks.

(5)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The effective tax rate for Heinz Finance is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax.

     In the second quarter of Fiscal 2005, a $14 million prior period adjustment was made to additional paid-in-capital and deferred tax accounts related to an adjustment to the original net assets contributed to Heinz LP on May 3, 2001.

(6)  RECENTLY ISSUED ACCOUNTING STANDARDS

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

(7)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services were $77.3 million and $62.1 million for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $148.7 million and $125.6 million for the six months ended October 27, 2004 and October 29, 2003, respectively. These costs are recorded as cost of products sold or SG&A in the accompanying consolidated statements of income depending on the nature of the cost. For the second quarter and six months ended October 27, 2004, $13.9 million and $28.9 million, respectively, were recorded as cost of products sold and $63.3 million and $119.8 million, respectively, as SG&A. For the second quarter and six months ended October 29, 2003, $10.7 million and $21.5 million, respectively, were recorded as cost of products sold and $51.4 million and $104.1 million, respectively, as SG&A.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs were $15.1 million and $15.3 million for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $30.7 million and $33.5 million for the six months ended October 27, 2004 and October 29, 2003, respectively, and are recorded in SG&A in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans and are included either in the management charge from Heinz Management Company discussed above or are recorded directly on Heinz LP.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $137.0 million and $104.6 million of net short-term notes receivable with related parties recorded on the condensed consolidated balance sheets as of October 27, 2004 and April 28, 2004, respectively. In addition, at October 27, 2004 and April 28, 2004, long-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz, which is classified as long-term given its maturity of May 2, 2007.

     An average interest rate of 1.7% and 1.1% was earned on total notes receivable from related parties resulting in $4.1 million and $1.4 million of interest income for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $5.7 million and $2.2 million of interest income for the six months ended October 27, 2004 and October 29, 2003, respectively. In addition, an average interest rate of 1.6% and 1.9% was charged on total notes payable to related parties resulting in $2.9 million and $1.6 million of interest expense for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $4.2 million and $2.2 million of interest expense for the six months ended October 27, 2004 and October 29, 2003, respectively.

     Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $24.6 million and $19.7 million balances due from related parties as of October 27, 2004 and April 28, 2004, respectively, and the $75.1 million and $72.9 million balances for accounts payable to related parties as of October 27, 2004 and April 28, 2004, respectively. Product sales to related parties were $12.3 million for both the second quarter ended October 27, 2004 and October 29, 2003, and $23.1 and $22.9 million for the six months ended October 27, 2004 and October 29, 2003, respectively. Purchases from related parties were $11.9 million and $8.4 million for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $22.1 and $14.7 million for the six months ended October 27, 2004 and October 29, 2003, respectively.

     Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million and $61.6 million for the second quarters and six months ended October 27, 2004 and October 29, 2003, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of October 27, 2004 and April 28, 2004.

     Heinz Finance paid royalties of $46.2 million and $41.6 million for the second quarter ended October 27, 2004 and October 29, 2003, respectively, and $92.3 million and $77.5 million for the six months ended October 27, 2004 and October 29, 2003, respectively, to Promark Brands, Inc., a direct subsidiary of Heinz, for the use of certain trademarks.

     During the second quarter of Fiscal 2005, a prior period adjustment was recorded that unfavorably impacted minority interest expense by $3.3 million and net income by $2.0 million. The adjustment was a result of an error in calculating the first quarter of Fiscal 2005 minority interest, all of which is directly or indirectly owned by Heinz. This adjustment had no impact on Heinz Finance's results of operations or cash flows for the six months ended October 27, 2004.

(8)  SEGMENTS

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management.

     Descriptions of Heinz Finance's reportable segments are as follows:

     - North American Consumer Products--This segment manufactures, markets and sells ketchup, condiments, sauces, pasta meals, and frozen potatoes, entrees, snacks, and appetizers to the grocery channels in the United States of America.

     - U.S. Foodservice--This segment manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups and desserts.

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

     The following table presents information about Heinz Finance's reportable segments:

                                        Net External Sales                      Net External Sales
                                       Second Quarter Ended                      Six Months Ended
                                -----------------------------------   --------------------------------------
                                October 27, 2004   October 29, 2003   October 27, 2004    October 29, 2003
   (in thousands)                   FY 2005            FY 2004            FY 2005              FY 2004
   --------------               ----------------   ----------------   ----------------   -------------------
   North American Consumer
     Products.................      $480,104           $450,727          $  886,028          $  831,842
   U.S. Foodservice...........       385,171           $374,993             733,281             709,748
                                    --------           --------          ----------          ----------
     Consolidated totals......      $865,275           $825,720          $1,619,309          $1,541,590
                                    ========           ========          ==========          ==========

                                     Intersegment Revenues                 Intersegment Revenues
                                     Second Quarter Ended                    Six Months Ended
                              -----------------------------------   -----------------------------------
                              October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
   (in thousands)                 FY 2005            FY 2004            FY 2005            FY 2004
   --------------             ----------------   ----------------   ----------------   ----------------
   North American Consumer
     Products...............      $10,511            $10,660            $21,126            $21,320
   U.S. Foodservice.........           --                 --                 --                 --
                                  -------            -------            -------            -------
     Consolidated totals....      $10,511            $10,660            $21,126            $21,320
                                  =======            =======            =======            =======

                                   Operating Income (Loss)(b)            Operating Income (Loss)(b)
                                      Second Quarter Ended                    Six Months Ended
                               -----------------------------------   -----------------------------------
                               October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003
   (in thousands)                  FY 2005            FY 2004            FY 2005            FY 2004
   --------------              ----------------   ----------------   ----------------   ----------------
   North American Consumer
     Products................      $ 89,665           $ 84,147           $153,956           $149,805
   U.S. Foodservice..........        41,207             43,439             80,030             79,246
   Non-Operating(a)..........          (510)              (561)            (1,086)            (1,133)
                                   --------           --------           --------           --------
     Consolidated totals.....      $130,362           $127,025           $232,900           $227,918
                                   ========           ========           ========           ========

     --------------------

     (a) Includes charges not directly attributable to operating segments.

     (b) Six Months ended October 29, 2003--Includes costs to reduce overhead of the remaining businesses following the Fiscal 2003 spin-off transaction with Del Monte. Total costs recorded by Heinz Finance, as well as charged back to Heinz Finance by Heinz Management Company, were as follows: North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

(9) COMPREHENSIVE INCOME

                                              Second Quarter Ended             Six Months Ended
                                            -------------------------   ------------------------------
                                            October 27,   October 29,   October 27,     October 29,
                                               2004          2003          2004             2003
   (in thousands)                             FY 2005       FY 2004       FY 2005         FY 2004
   --------------                           -----------   -----------   -----------   ----------------
   Net income.............................   $ 13,838      $ 19,883      $ 38,715         $46,031
   Other comprehensive income:
     Net deferred gains on derivatives
        from periodic revaluations........     21,284        12,237        22,583           7,042
     Net deferred gains on derivatives
        reclassified to earnings..........    (22,131)      (13,007)      (23,787)         (6,378)
                                             --------      --------      --------         -------
   Comprehensive income...................   $ 12,991      $ 19,113      $ 37,511         $46,695
                                             ========      ========      ========         =======

(10) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency, commodity price and interest rate exposures. There have been no material changes in Heinz Finance's market risk during the six months ended October 27, 2004. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of October 27, 2004, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz Finance expects $0.7 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the six months ended October 27, 2004 and October 29, 2003.

(11) INVESTMENTS AND UNCONSOLIDATED SUBSIDIARIES

     The consolidated financial statements include the accounts of Heinz Finance, and entities in which Heinz Finance maintains a controlling financial interest. Control is generally determined based on the majority ownership of an entity's voting interests. In certain situations, control is based on participation in the majority of an entity's economic risks and rewards. Investments in certain companies over which Heinz Finance exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. Heinz Finance has no investments in variable interest entities.

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. The total equity investment in Hain as of October 27, 2004 was $185.5 million. Heinz Finance currently owns approximately six million shares of Hain stock at an average basis of approximately $30.00 per share as of October 27, 2004. Since late January 2004, Hain shares have been trading at less than 80% of Heinz Finance's carrying value. Heinz is assisting Hain with certain cost savings programs that Hain is pursuing with the intention of improving its shareholder value over the next 12 months. Absent a significant increase in the share price of Hain, Heinz Finance believes it is likely to record a charge to pretax earnings to write down its Hain investment in the third quarter of Fiscal 2005. This charge would have no effect on cash flows.

(12) SUBSEQUENT EVENT

     Heinz, Heinz Finance and the holders of the $800 million remarketable securities due 2020 agreed to change the remarketing date from November 15 to December 1 beginning this year and to change the maturity date to December 1, 2020 from November 15, 2020. These changes allow for the remarketing to occur each year after the anticipated filing of the Heinz's second quarter Form 10-Q. If the securities are not remarketed in any given year, then Heinz and Heinz Finance are required to repurchase the principal amount of securities plus interest.

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

            THREE MONTHS ENDED OCTOBER 27, 2004 AND OCTOBER 29, 2003

RESULTS OF OPERATIONS

     Sales for the three months ended October 27, 2004 increased $39.6 million, or 4.8%, to $865.3 million. Pricing increased 3.0% as a result of more efficient trade spending in the North American Consumer Products segment and price increases initiated in the U.S. Foodservice segment to offset fuel and commodity cost pressures. Sales volume increased 2.8% due primarily to strong increases in the North American Consumer Products segment, driven by improvements in frozen potatoes and Delimex snacks. Divestitures reduced sales 1.0% due to the sale of Ethnic Gourmet frozen foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $26.2 million, or 8.6%, to $329.4 million, and the gross profit margin increased to 38.1% from 36.7%. The gross profit margin increase was primarily a result of favorable pricing, partially offset by increases in commodity costs.

     SG&A increased $18.2 million, or 13.5%, to $152.8 million, and increased as a percentage of sales to 17.7% from 16.3%. This increase is due primarily to increased fuel and transportation costs and increased marketing expense on Ore-Ida potatoes. Operating income increased $3.3 million, or 2.6%, to $130.4 million, while operating income decreased as a percentage of sales to 15.1% from 15.4%, as a result of the changes noted above and increased royalty expense to related parties.

     Net interest expense decreased $0.3 million, to $33.0 million. This decrease is a result of increased interest income resulting from increased cash balances and short-term notes receivable from related parties partially offset by higher long-term and short-term related party debt balances and higher average interest rates in Fiscal 2005. Other income, net, increased $0.4 million, to $0.9 million. There was a non-cash currency loss of $20.5 million in the current quarter compared to $9.9 million in the year-earlier quarter related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance. The effective tax rate for the current quarter was 12.3% compared to 11.6% last year. The increase in the rate is primarily a result of higher state tax expense and the impact of certain interest rate contracts that do not meet the criteria for hedge accounting.

     Net income for the second quarter of Fiscal 2005 was $13.8 million compared to $19.9 million in the year-earlier quarter.

     During the second quarter of Fiscal 2005, a prior period adjustment was recorded that unfavorably impacted minority interest expense by $3.3 million and net income by $2.0 million. The adjustment was a result of an error in calculating the first quarter of Fiscal 2005 minority interest, all of which is directly or indirectly owned by Heinz. This adjustment had no impact on Heinz Finance's results of operations or cash flows for the six months ended October 27, 2004.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $29.4 million, or 6.5%, to $480.1 million. Sales volume increased 4.5% as a result of significant growth in frozen potatoes, primarily in the Ore-Ida brand, due to increased media spend and the introduction of Ore-Ida Extra Crispy Potatoes and new microwavable Easy Fries. Also contributing to the volume increase were increased sales of Delimex snacks. Pricing increased 3.9% largely due to more efficient trade spending on SmartOnes frozen entrees, Ore-Ida potatoes and Classico pasta sauces. Divestitures reduced sales 1.9% due to the sale of Ethnic Gourmet frozen foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $19.1 million, or 9.9%, to $212.0 million, and the gross profit margin increased to 44.2% from 42.8%, as increases in sales volume and net pricing were partially offset by higher commodity costs. Operating income increased $5.5 million, or 6.6%, to $89.7 million, due to the increase in gross profit partially offset by increased pension and fuel costs, increased marketing expense on Ore-Ida potatoes and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate.

U.S. FOODSERVICE

     U.S. Foodservice's sales increased $10.2 million, or 2.7%, to $385.2 million. Higher pricing increased sales by 1.8%, as price increases were initiated to offset fuel and commodity cost pressures. Favorable volume increased sales 0.9% due to Escalon processed tomato products, Dianne's and Alden Merrell frozen desserts, and ketchup sales to related parties partially offset by a decline in single serve condiments.

     Gross profit increased $7.1 million, or 6.4%, to $117.7 million, and the gross profit margin increased to 30.5% from 29.5% primarily due to favorable pricing partly offset by increased commodity costs. Operating income decreased $2.2 million, or 5.1%, to $41.2 million as the growth in gross profit was more than offset by increased fuel and transportation costs and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate.

             SIX MONTHS ENDED OCTOBER 27, 2004 AND OCTOBER 29, 2003

RESULTS OF OPERATIONS

     Sales for the six months ended October 27, 2004 increased $77.7 million, or 5.0%, to $1.62 billion. Sales volume increased 3.3% due primarily to strong increases in the North American Consumer Products segment, driven by increases in frozen potatoes and frozen entrees. Pricing increased 2.1% as a result of more efficient trade spending in the North American Consumer Products segment and price increases initiated in the U.S. Foodservice segment to offset fuel and commodity cost pressures. Divestitures, net of acquisitions, reduced sales 0.4%.

     Gross profit increased $42.5 million, or 7.5%, to $607.9 million, and the gross profit margin increased to 37.5% from 36.7%. The gross profit margin increase was primarily a result of favorable pricing, partially offset by increases in commodity costs.

     SG&A increased $22.7 million, or 8.7%, to $282.7 million, and increased as a percentage of sales to 17.5% from 16.9%. This increase is primarily a result of increased selling and distribution costs, driven by the sales volume increase and higher fuel costs. Last year's SG&A was unfavorably impacted by reorganization costs totaling $4.0 million. Operating income increased $5.0 million, or 2.2%, to $232.9 million, while operating income decreased as a percentage of sales to 14.4% from 14.8%, as a result of the changes noted above and increased royalty expense to related parties.

     Net interest expense increased $0.4 million, to $63.9 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. The unfavorable impact on net interest expense related to the adoption of SFAS No. 150 was largely offset by higher interest income resulting from increased cash balances and short-term notes receivable from related parties. Other expense, net, increased $0.6 million, to $4.5 million. There was a non-cash currency loss of $26.9 million in the current period compared to $14.7 million in the year-earlier period related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance. The effective tax rate for the current period was 15.2% compared to 13.4% last year. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax. In addition, the effective tax rate was unfavorably impacted by the SFAS No. 150 change in accounting, increased state tax expense and the impact of certain interest rate contracts that do not meet the criteria for hedge accounting.

     Net income for the first six months of Fiscal 2005 was $38.7 million compared to $46.0 million in the year-earlier period.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $54.2 million, or 6.5%, to $886.0 million. Sales volume increased 6.0% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwaveable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong performance in Boston Market HomeStyle meals and Delimex snacks also contributed to the volume increase. Pricing increased sales 2.2% largely due to more efficient trade spending on SmartOnes frozen entrees and Ore-Ida potatoes as well as increases related to Classico pasta sauces. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet frozen foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $26.8 million, or 7.5%, to $385.9 million, and the gross profit margin increased to 43.6% from 43.2% driven by the increase in sales volume and higher net pricing partially offset by unfavorable sales mix and higher commodity costs. Operating income increased $4.2 million, or 2.8%, to $154.0 million, due to the increase in gross profit partially offset by higher selling and distribution costs, driven by the volume increase and higher fuel costs, and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate. Operating income for the six months ended October 29, 2003 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $23.5 million, or 3.3%, to $733.3 million. Higher pricing increased sales by 2.0%, as price increases were initiated to offset fuel and commodity cost pressures. Acquisitions increased sales by 1.1%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups. Sales volume increased sales 0.2% as favorable volume in Escalon processed tomato products, Dianne's and Alden Merrell frozen desserts, and ketchup sales to related parties was partially offset by declines at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products early in the first quarter of Fiscal 2005.

     Gross profit increased $15.6 million, or 7.6%, to $222.5 million, and the gross profit margin increased from 29.1% to 30.3%. These increases are primarily due to favorable pricing, sales mix, and the prior year acquisition of Truesoups LLC, partly offset by increases in commodity costs. Operating income increased $0.8 million, or 1.0%, to $80.0 million, primarily due to growth in gross profit, partially offset by increased selling and distribution costs, due to the issues discussed above regarding Portion Pac Inc. and increased fuel and transportation costs, and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate. Operating income for the six months ended October 29, 2003 was impacted by reorganization costs totaling $2.5 million.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $193.9 million, a decrease of $32.7 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to unfavorable working capital movements compared to the last fiscal year, particularly accounts receivable and inventories, partially offset by accounts payable.

     Cash used for investing activities totaled $11.0 million compared to $77.7 million last year. Acquisitions used $6.6 million in cash in the first six months of Fiscal 2005 compared to $61.3 million in same period of Fiscal 2004. Capital expenditures totaled $24.7 million (1.5% of sales) compared to $19.2 million (1.2% of sales) last year. Proceeds from divestitures provided $18.6 million in the first six months of Fiscal 2005.

     Cash used by financing activities totaled $57.7 million, compared to $89.0 million last year. Payments on short-term debt with related parties were $57.7 million this year, compared to $261.5 million last year. Proceeds from long-term debt with related parties provided $185.6 million in the prior year. Payments on long-term debt totaled $8.1 million in the prior year. Heinz Finance expects that over $350 million of long-term debt maturing in Fiscal 2005 will be retired. Dividend payments to preferred shareholders recorded in retained earnings on the balance sheet totaled $5.1 million in the prior year. These payments are included as a component of cash flows from operating activities beginning in the second quarter ended October 29, 2003, as a result of the adoption of SFAS No. 150 (see below for further discussion).

     Heinz, Heinz Finance and the holders of the $800 million remarketable securities due 2020 agreed to change the remarketing date from November 15 to December 1 beginning this year and to change the maturity date to December 1, 2020 from November 15, 2020. These changes allow for the remarketing to occur each year after the anticipated filing of the Heinz's second quarter Form 10-Q. If the securities are not remarketed in any given year, then Heinz and Heinz Finance are required to repurchase the principal amount of securities plus interest.

     In August 2004, Heinz and Heinz Finance amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz Finance's ability to refinance these borrowings on a long-term basis. These resources together with Heinz Finance's existing cash balance of over $500 million, its anticipated strong operating cash flow and access to the capital market, if required, should enable Heinz Finance to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2005 results.

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. The total equity investment in Hain as of October 27, 2004 was $185.5 million. Heinz Finance currently owns approximately six million shares of Hain stock at an average basis of approximately $30.00 per share as of October 27, 2004. Since late January 2004, Hain shares have been trading at less than 80% of Heinz Finance's carrying value.

Heinz is assisting Hain with certain cost savings programs that Hain is pursuing with the intention of improving its shareholder value over the next 12 months. Absent a significant increase in the share price of Hain, Heinz Finance believes it is likely to record a charge to pretax earnings to write down its Hain investment in the third quarter of Fiscal 2005. This charge would have no effect on cash flows.

     In the second quarter of Fiscal 2005, a $14 million prior period adjustment was made to additional paid-in-capital and deferred tax accounts related to an adjustment to the original net assets contributed to Heinz LP on May 3, 2001.

CONTRACTUAL OBLIGATIONS

     Heinz Finance is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, Heinz Finance has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of Heinz Finance's materials and processes, certain supply contracts contain penalty provisions for early terminations. Heinz Finance does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the six months ended October 27, 2004. For additional information, refer to pages 15-16 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

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

     Marketing Costs--Trade promotions are an important component of the sales and marketing of Heinz Finance's products and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of Heinz Finance's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions are reasonably likely to change in the future as a result of changes in trends with regard to customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to Heinz Finance. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by Heinz Finance's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on Heinz Finance's results of operations depending on how actual results of the programs compare to original estimates.

     We offer coupons to consumers in the normal course of our business. Costs associated with this activity, which we refer to as coupon redemption costs, are accrued in the period in which the coupons are offered. The initial estimates made for each coupon offering are based upon historical redemption experience rates for similar products or coupon amounts. We perform subsequent estimates that compare our actual redemption rates to the original estimates. We review the assumptions used in the valuation of the estimates and determine an appropriate accrual amount. Adjustments to our initial accrual may be required if our actual redemption rates vary from our estimated redemption rates.

     Inventories--Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. Heinz Finance records adjustments to the carrying value of inventory based upon its forecasted plans to sell its inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

     Investments and Long-lived Assets and Property, Plant and Equipment--Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. Heinz Finance reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with Heinz Finance's internal projections and annual operating plans, and in addition, external factors such as market value devaluation and inflation which are developed in connection with Heinz Finance's longer- term strategic planning. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows.

     Goodwill and Indefinite Lived Intangibles--Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. Heinz Finance's measure of impairment is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends and revenue and expense growth rates developed in connection with Heinz Finance's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with Heinz Finance's longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond Heinz Finance's control. Management believes that because fair values of goodwill and intangible assets with indefinite lives significantly exceed carrying value, it is unlikely that a material impairment charge would be recognized.

     Income Taxes--Heinz Finance accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Judgment is required in determining Heinz Finance's provision for income taxes. In the ordinary course of Heinz Finance's business, there are some transactions for which the ultimate tax outcome is uncertain. Heinz Finance adjusts its income tax provision in the period it is probable that actual results will differ from its estimates. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the possibility of increased pension expense and other people-related costs, the possibility of investment impairment, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in Heinz Finance's Form 10-K for the fiscal year ended April 28, 2004 and subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the six months ended October 27, 2004. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nothing to report under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Nothing to report under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Heinz Finance occurred on September 10, 2004 in Pittsburgh, Pennsylvania. The directors of Heinz Finance were elected as follows:

Name                                                    Cast For   Cast Against   Abstain
----                                                    --------   ------------   -------
Leonard A. Cullo, Jr.*................................   12,295          0          50
Laura Stein*..........................................   12,295          0          50
Arthur Winkleblack*...................................   12,295          0          50
Andrew L. Stidd**.....................................    1,735         60          50

---------------

 * Messrs. Cullo and Winkleblack and Ms. Stein are elected by the combined vote of the holders of Heinz Finance's common stock and Series A Preferred Stock.

** Mr. Stidd is elected solely by the holders of Heinz Finance's Series A
   Preferred Stock.

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

        12. Computation of Ratios of Earnings to Fixed Charges.

        31(a). Rule 13a-14(a)/15d-14(a) Certification by the President.

        31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
               Officer.

        32(a). Certification by the President Relating to a Periodic Report
               Containing Financial Statements.

        32(b). Certification by the Chief Financial Officer Relating to a
               Periodic Report Containing Financial Statements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: December 13, 2004
                                          By:    /s/ LEONARD A. CULLO, JR.
                                      ..........................................

                                                   Leonard A. Cullo, Jr.
                                                   Director and President

Date: December 13, 2004
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

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

       12. Computation of Ratios of Earnings to Fixed Charges.

       31(a). Rule 13a-14(a)/15d-14(a) Certification by the President.

       31(b). Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial
              Officer.

       32(a). Certification by the President Relating to a Periodic Report
              Containing Financial Statements.

       32(b). Certification by the Chief Financial Officer Relating to a
              Periodic Report Containing Financial Statements.