Form 10-Q
period 2005-01-26
HEINZ HJ FINANCE CO
filed 2005-03-07
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

FOR THE NINE MONTHS ENDED JANUARY 26, 2005      COMMISSION FILE NUMBER 333-85064

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

                                                                     Third Quarter Ended
                                                             -----------------------------------
                                                             January 26, 2005   January 28, 2004
                                                                 FY 2005            FY 2004
                                                             ----------------   ----------------
                                                                         (Unaudited)
                                                                       (In Thousands)
Sales......................................................      $876,771           $812,969
Cost of products sold......................................       545,034            516,016
                                                                 --------           --------
Gross profit...............................................       331,737            296,953
Selling, general and administrative expenses...............       150,113            128,925
Royalty expense to related parties.........................        46,825             42,106
                                                                 --------           --------
Operating income...........................................       134,799            125,922
Interest income............................................         7,337              2,319
Interest expense...........................................        43,033             35,214
Dividends from related parties.............................        30,798             30,798
Currency loss..............................................        24,269             25,621
Asset impairment charge for an equity investment...........        64,542                 --
Other expenses net.........................................         5,251              2,574
                                                                 --------           --------
Income from continuing operations before income taxes and
  minority interest........................................        35,839             95,630
Provision for income taxes.................................         8,378              8,346
                                                                 --------           --------
Income from continuing operations before minority
  interest.................................................        27,461             87,284
Minority interest..........................................       (19,454)           (76,302)
                                                                 --------           --------
Income from continuing operations..........................         8,007             10,982
Income from discontinued operations, net of tax and
  minority interest........................................         4,685                 --
                                                                 --------           --------
Net income.................................................      $ 12,692           $ 10,982
                                                                 ========           ========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine Months Ended
                                                             -----------------------------------
                                                             January 26, 2005   January 28, 2004
                                                                 FY 2005            FY 2004
                                                             ----------------   ----------------
                                                                         (Unaudited)
                                                                       (In Thousands)

Sales......................................................     $2,496,080         $2,354,559
Cost of products sold......................................      1,556,413          1,492,153
                                                                ----------         ----------
Gross profit...............................................        939,667            862,406
Selling, general and administrative expenses...............        432,842            388,930
Royalty expense to related parties.........................        139,126            119,636
                                                                ----------         ----------
Operating income...........................................        367,699            353,840
Interest income............................................         16,001              6,090
Interest expense...........................................        115,603            102,515
Dividends from related parties.............................         92,394             92,394
Currency loss..............................................         51,186             40,337
Asset impairment charge for an equity investment...........         64,542                 --
Other expenses, net........................................          9,789              6,501
                                                                ----------         ----------
Income from continuing operations before income taxes and
  minority interest........................................        234,974            302,971
Provision for income taxes.................................         38,689             36,086
                                                                ----------         ----------
Income from continuing operations before minority
  interest.................................................        196,285            266,885
Minority interest..........................................       (149,563)          (209,872)
                                                                ----------         ----------
Income from continuing operations..........................         46,722             57,013
Income from discontinued operations, net of tax and
  minority interest........................................          4,685                 --
                                                                ----------         ----------
Net income.................................................     $   51,407         $   57,013
                                                                ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              January 26, 2005   April 28, 2004*
                                                                  FY 2005            FY 2004
                                                              ----------------   ---------------
                                                                (Unaudited)
                                                                        (In Thousands)
ASSETS

Current assets:
  Cash and cash equivalents.................................     $  108,620        $  462,039
  Receivables, net..........................................        365,764           354,282
  Due from related parties..................................         21,358            19,706
  Short-term notes receivable from related parties..........        791,237           386,955
  Inventories...............................................        488,688           377,463
  Prepaid expenses and other current assets.................         26,589            39,617
                                                                 ----------        ----------
     Total current assets...................................      1,802,256         1,640,062
Property, plant and equipment...............................      1,089,461         1,147,808
Less accumulated depreciation...............................       (497,898)         (521,084)
                                                                 ----------        ----------
     Total property, plant and equipment, net...............        591,563           626,724
Other non-current assets:
  Long-term notes receivable from related parties...........         35,000            35,000
  Investments in related parties............................      1,895,245         1,895,245
  Goodwill..................................................      1,027,853         1,025,028
  Other intangible assets, net..............................        270,287           279,560
  Other non-current assets..................................        361,244           352,002
                                                                 ----------        ----------
     Total other non-current assets.........................      3,589,629         3,586,835
                                                                 ----------        ----------
     Total assets...........................................     $5,983,448        $5,853,621
                                                                 ==========        ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................     $  547,111        $  282,348
  Portion of long-term debt due within one year.............            324           355,724
  Accounts payable..........................................        231,889           214,665
  Accounts payable to related parties.......................         64,240            72,851
  Accrued marketing.........................................         71,633           109,038
  Accrued interest..........................................         53,996            69,075
  Other accrued liabilities.................................         28,231            35,309
                                                                 ----------        ----------
     Total current liabilities..............................        997,424         1,139,010
Long-term debt and other liabilities:
  Long-term debt............................................      3,878,853         3,795,269
  Deferred income taxes.....................................         76,023            46,130
  Other liabilities.........................................          8,463            14,668
                                                                 ----------        ----------
     Total long-term debt and other liabilities.............      3,963,339         3,856,067
Minority interest...........................................        700,656           572,641
Shareholder's equity:
  Common stock..............................................             11                11
  Additional capital........................................        109,441           123,438
  Retained earnings.........................................        211,946           160,539
  Accumulated other comprehensive income....................            631             1,915
                                                                 ----------        ----------
     Total shareholder's equity.............................        322,029           285,903
                                                                 ----------        ----------
     Total liabilities and shareholder's equity.............     $5,983,448        $5,853,621
                                                                 ==========        ==========

---------------
* Summarized from audited Fiscal Year 2004 balance sheet.
           See Notes to Condensed Consolidated Financial Statements.

                               ------------------

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                              -----------------------------------
                                                              January 26, 2005   January 28, 2004
                                                                  FY 2005            FY 2004
                                                              ----------------   ----------------
                                                                          (Unaudited)
                                                                        (In Thousands)
Cash Flows from Operating Activities:

  Net income................................................     $  51,407          $  57,013
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation...........................................        43,272             43,025
     Amortization...........................................         8,917              9,319
     Deferred tax provision (benefit).......................        63,409             (9,104)
     Minority interest......................................       149,563            209,872
     Currency loss..........................................        51,186             40,337
     Asset impairment charge for an equity investment.......        64,542                 --
     Other items, net.......................................         4,427             (9,117)
     Changes in current assets and liabilities, excluding
       effects of acquisitions and divestitures:
       Receivables..........................................        28,879             63,641
       Inventories..........................................      (116,302)           (66,285)
       Due from/to related parties..........................        (5,625)           (26,763)
       Prepaid expenses and other current assets............        12,310             (7,012)
       Accounts payable.....................................        30,154            (14,442)
       Accrued liabilities..................................       (59,949)            (8,208)
       Income taxes.........................................       (60,693)            22,931
                                                                 ---------          ---------
  Cash provided by operating activities.....................       265,497            305,207
                                                                 ---------          ---------
Cash Flows from Investing Activities:
  Capital expenditures......................................       (33,310)           (30,147)
  Acquisitions, net of cash acquired........................        (6,558)           (61,298)
  Proceeds from divestitures................................        18,604                 --
  Other items, net..........................................         5,340              7,283
                                                                 ---------          ---------
     Cash used for investing activities.....................       (15,924)           (84,162)
                                                                 ---------          ---------
Cash Flows from Financing Activities:
  Proceeds from long-term debt with related parties.........            --            185,639
  Payments on long-term debt................................      (404,924)            (8,168)
  Payments on short-term debt with related parties, net.....      (176,520)          (353,256)
  Distributions to minority partners........................       (21,548)                --
  Dividends on preferred shares.............................            --             (5,059)
                                                                 ---------          ---------
     Cash used for financing activities.....................      (602,992)          (180,844)
                                                                 ---------          ---------
Net (decrease)/increase in cash and cash equivalents........      (353,419)            40,201
Cash and cash equivalents, beginning of period..............       462,039            194,266
                                                                 ---------          ---------
Cash and cash equivalents, end of period....................     $ 108,620          $ 234,467
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

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H. J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, H. J. Heinz Finance Company has the power to control the General Partner through majority membership on Heinz LP's management board. The minority interest amounts on the January 26, 2005 and April 28, 2004 balance sheets represent the Class A and General Partner's limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

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

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by H.J. Heinz Finance Company are reported in the Heinz consolidated financial statements as long-term debt at January 26, 2005 and April 28, 2004.

(2)  SPECIAL ITEMS

     ASSET IMPAIRMENTS

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a rapid growth natural, specialty and snack food company. Hain shares have been trading at less than 80% of Heinz Finance's carrying value since late January 2004. Due to the length of time and the amount that Hain stock has traded below Heinz Finance's basis, Heinz Finance has determined that the decline is other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, has recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz Finance's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flow. Heinz Finance currently owns approximately six million shares of Hain stock at a new basis of $19.86 per share as of January 26, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, Heinz Finance may need to record additional writedowns of its investment in Hain. There was no tax benefit associated with this impairment charge.

     DISCONTINUED OPERATIONS

     Net income from discontinued operations for the three and nine months ended January 26, 2005 was $4.7 million and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002.

     REORGANIZATION COSTS

     During the first quarter of Fiscal 2004, Heinz Finance recognized reorganization costs of $4.0 million pretax, which were primarily due to employee termination and severance costs following the Fiscal 2003 spin-off transaction with Del Monte. Of this amount, $3.9 million was charged to Heinz Finance by Heinz Management Company through a management fee for all salaried employee costs. These costs were recognized as a component of selling, general and administrative expenses ("SG&A"). Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $1.0 million and $4.0 million at January 26, 2005 and April 28, 2004, respectively.

(3)  INVENTORIES

     The composition of inventories at the balance sheet dates was as follows:

                                                                 January 26,   April 28,
   (in thousands)                                                   2005         2004
   --------------                                                -----------   ---------
   Finished goods and work-in-process..........................   $321,275     $265,107
   Packaging material and ingredients..........................    167,413      112,356
                                                                  --------     --------
                                                                  $488,688     $377,463
                                                                  ========     ========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the nine months ended January 26, 2005, by reportable segment, are as follows:

                                                         North
                                                        American
                                                        Consumer      U.S.
   (in thousands)                                       Products   Foodservice     Total
   --------------                                       --------   -----------   ----------
   Balance at April 28, 2004..........................  $845,484    $179,544     $1,025,028
   Acquisition........................................        --       6,558          6,558
   Purchase accounting reclassifications..............        --      (1,185)        (1,185)
   Disposal...........................................    (2,548)         --         (2,548)
                                                        --------    --------     ----------
   Balance at January 26, 2005........................  $842,936    $184,917     $1,027,853
                                                        ========    ========     ==========

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest impairment may have occurred in the interim. No impairment charges were recognized during the nine months ended January 26, 2005.

     Trademarks and other intangible assets at January 26, 2005 and April 28, 2004, subject to amortization expense, are as follows:

                                   January 26, 2005                      April 28, 2004
                          ----------------------------------   ----------------------------------
                                     Accumulated                          Accumulated
   (in thousands)          Gross     Amortization     Net       Gross     Amortization     Net
   --------------         --------   ------------   --------   --------   ------------   --------
   Trademarks...........  $ 36,403    $  (3,488)    $ 32,915   $ 39,103    $  (3,268)    $ 35,835
   Licenses.............   208,186     (122,919)      85,267    208,186     (118,504)      89,682
   Other................    95,808      (46,804)      49,004     95,708      (44,802)      50,906
                          --------    ---------     --------   --------    ---------     --------
                          $340,397    $(173,211)    $167,186   $342,997    $(166,574)    $176,423
                          ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $7.2 million and $6.5 million for the nine months ended January 26, 2005 and January 28, 2004, respectively. Based upon the amortizable intangible assets recorded on the balance sheet at January 26, 2005, annual amortization expense for each of the next five years is estimated to be approximately $10 million.

     Intangible assets not subject to amortization at January 26, 2005 and April 28, 2004 were $103.1 million, and consisted solely of trademarks.

(5)  TAXES

     The provision for income taxes consists of provisions for federal and state income taxes. The effective tax rate for Heinz Finance is a result of Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax. The increase in Heinz Finance's nine month effective tax rate is a result of a reduction in minority interest as a percentage of income before tax, an increase in nondeductible expense and the impairment charge for Hain for which no tax benefit can currently be recorded.

     In the second quarter of Fiscal 2005, a $14 million prior period adjustment was made to additional paid-in-capital and deferred tax accounts related to an adjustment to the original net assets contributed to Heinz LP on May 3, 2001.

     The American Jobs Creation Act provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with Heinz Finance's 2006 fiscal year. In December 2004, the Financial Accounting Standards Board ("FASB") issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The benefit of this deduction is not expected to have a material impact on Heinz Finance's effective tax rate in Fiscal 2006.

(6)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement is meant to eliminate any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by Heinz Finance in the first quarter of Fiscal 2007; however, early application is permitted. Heinz Finance does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

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

(7)  RELATED PARTY TRANSACTIONS

     Employee Costs

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services were $72.8 million and $62.2 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $221.4 million and $187.7 million for the nine months ended January 26, 2005 and January 28, 2004, respectively. These costs are recorded as cost of products sold or SG&A in the accompanying consolidated statements of income depending on the nature of the cost. For the third quarter and nine months ended January 26, 2005, $13.0 million and $41.8 million, respectively, were recorded as cost of products sold and $59.8 million and $179.6 million, respectively, as SG&A. For the third quarter and nine months ended January 28, 2004, $11.5 million and $33.0 million, respectively, were recorded as cost of products sold and $50.7 million and $154.8 million, respectively, as SG&A.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs were $15.2 million and $16.0 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $45.9 million and $49.4 million for the nine months ended January 26, 2005 and January 28, 2004, respectively, and are recorded in SG&A in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans and are included either in the management charge from Heinz Management Company discussed above or are recorded directly on Heinz LP.

     Cash Management

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $244.1 million and $104.6 million of net short-term notes receivable with related parties recorded on the condensed consolidated balance sheets as of January 26, 2005 and April 28, 2004, respectively. In addition, at January 26, 2005 and April 28, 2004, long-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz, which is classified as long-term given its maturity of May 2, 2007.

     An average interest rate of 2.0% and 1.1% was earned on total notes receivable from related parties resulting in $4.9 million and $1.7 million of interest income for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $10.6 million and $3.9 million of interest income for the nine months ended January 26, 2005 and January 28, 2004, respectively. In addition, an average interest rate of 2.0% and 1.8% was charged on total notes payable to related parties resulting in $3.6 million and $1.6 million of interest expense for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $7.9 million and $3.8 million of interest expense for the nine months ended January 26, 2005 and January 28, 2004, respectively.

    Product Sales and Purchases

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $21.4 million and $19.7 million balances due from related parties as of January 26, 2005 and April 28, 2004, respectively, and the $64.2 million and $72.9 million balances for accounts payable to related parties as of January 26, 2005 and April 28, 2004, respectively. Product sales to related parties were $16.4 million and $12.2 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $39.5 and $35.1 million for the nine months ended January 26, 2005 and January 28, 2004, respectively. Purchases from related parties were $11.4 million and $8.3 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $33.4 and $23.0 million for the nine months ended January 26, 2005 and January 28, 2004, respectively.

    Other Related Party Items

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $30.8 million and $92.4 million for the third quarter and nine months ended January 26, 2005 and January 28, 2004, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the condensed consolidated balance sheets as of January 26, 2005 and April 28, 2004.

     Heinz Finance paid royalties of $46.8 million and $42.1 million for the third quarter ended January 26, 2005 and January 28, 2004, respectively, and $139.1 million and $119.6 million for the nine months ended January 26, 2005 and January 28, 2004, respectively, to Promark Brands, Inc., a direct subsidiary of Heinz, for the use of certain trademarks.

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

     The following table presents information about Heinz Finance's reportable segments:

                                     Net External Sales                    Net External Sales
                                     Third Quarter Ended                    Nine Months Ended
                             -----------------------------------   -----------------------------------
                             January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
   (in thousands)                FY 2005            FY 2004            FY 2005            FY 2004
   --------------            ----------------   ----------------   ----------------   ----------------
   North American Consumer
     Products..............      $494,806           $455,335          $1,380,834         $1,287,177
   U.S. Foodservice........       381,965           $357,634           1,115,246          1,067,382
                                 --------           --------          ----------         ----------
     Consolidated totals...      $876,771           $812,969          $2,496,080         $2,354,559
                                 ========           ========          ==========         ==========

                                    Intersegment Revenues                 Intersegment Revenues
                                     Third Quarter Ended                    Nine Months Ended
                             -----------------------------------   -----------------------------------
                             January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
   (in thousands)                FY 2005            FY 2004            FY 2005            FY 2004
   --------------            ----------------   ----------------   ----------------   ----------------
   North American Consumer
     Products..............      $10,563            $10,660            $31,689            $31,980
   U.S. Foodservice........           --                 --                 --                 --
   Non-Operating(a)........      (10,563)           (10,660)           (31,689)           (31,980)
                                 -------            -------            -------            -------
     Consolidated totals...      $    --            $    --            $    --            $    --
                                 =======            =======            =======            =======

                                 Operating Income (Loss)(b)            Operating Income (Loss)(b)
                                     Third Quarter Ended                    Nine Months Ended
                             -----------------------------------   -----------------------------------
                             January 26, 2005   January 28, 2004   January 26, 2005   January 28, 2004
   (in thousands)                FY 2005            FY 2004            FY 2005            FY 2004
   --------------            ----------------   ----------------   ----------------   ----------------
   North American Consumer
     Products..............      $ 97,068           $ 85,908           $251,024           $235,713
   U.S. Foodservice........        38,383             40,479            118,413            119,725
   Non-Operating(a)........          (652)              (465)            (1,738)            (1,598)
                                 --------           --------           --------           --------
     Consolidated totals...      $134,799           $125,922           $367,699           $353,840
                                 ========           ========           ========           ========

     --------------------

     (a) Includes charges not directly attributable to operating segments and intercompany eliminations.

     (b) Nine Months ended January 28, 2004--Includes costs to reduce overhead of the remaining businesses following the Fiscal 2003 spin-off transaction with Del Monte. Total costs recorded by Heinz Finance, as well as charged back to Heinz Finance by Heinz Management Company, were as follows: North American Consumer Products $1.5 million and U.S. Foodservice $2.5 million.

(9)  COMPREHENSIVE INCOME

                                             Third Quarter Ended          Nine Months Ended
                                          -------------------------   -------------------------
                                          January 26,   January 28,   January 26,   January 28,
                                             2005          2004          2005          2004
   (in thousands)                           FY 2005       FY 2004       FY 2005       FY 2004
   --------------                         -----------   -----------   -----------   -----------
   Net income...........................    $12,692       $10,982      $ 51,407       $57,013
   Other comprehensive income:
     Net deferred gains/(losses) on
        derivatives from periodic
        revaluations....................      6,759        (1,567)       29,342         5,475
     Net deferred (gains)/losses on
        derivatives reclassified to
        earnings........................     (6,839)        1,690       (30,626)       (4,688)
                                            -------       -------      --------       -------
   Comprehensive income.................    $12,612       $11,105      $ 50,123       $57,800
                                            =======       =======      ========       =======

(10) DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency, commodity price and interest rate exposures. There have been no material changes in Heinz Finance's market risk during the nine months ended January 26, 2005. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

     As of January 26, 2005, Heinz Finance is hedging forecasted transactions for periods not exceeding two years. During the next 12 months, Heinz Finance expects $0.6 million of net deferred gain reported in accumulated other comprehensive income to be reclassified to earnings. Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, net, was not significant for the nine months ended January 26, 2005 and January 28, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL ITEMS

  ASSET IMPAIRMENTS

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a rapid growth natural, specialty and snack food company. Hain shares have been trading at less than 80% of Heinz Finance's carrying value since late January 2004. Due to the length of time and the amount that Hain stock has traded below Heinz Finance's basis, Heinz Finance has determined that the decline is other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, has recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz Finance's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flow. Heinz Finance currently owns approximately six million shares of Hain stock at a new basis of $19.86 per share as of January 26, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, Heinz Finance may need to record additional writedowns of its investment in Hain. There was no tax benefit associated with this impairment charge.

DISCONTINUED OPERATIONS

     Net income from discontinued operations for the three and nine months ended January 26, 2005 was $4.7 million and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002.

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

            THREE MONTHS ENDED JANUARY 26, 2005 AND JANUARY 28, 2004

RESULTS OF CONTINUING OPERATIONS

     Sales for the three months ended January 26, 2005 increased $63.8 million, or 7.8%, to $876.8 million. Sales volume increased 6.3% due primarily to strong increases in the North American Consumer Products segment, driven by improvements in frozen potatoes and snacks and strong increases in the U.S. Foodservice segment due primarily to sales of frozen soup, tomato products, single serve condiments and Heinz ketchup. Pricing increased 2.4% as a result of reduced trade promotion spending and product placement fees in the North American Consumer Products segment and price increases initiated in the U.S. Foodservice segment to offset fuel and commodity cost pressures. Divestitures reduced sales 0.9% due to the sale of Ethnic Gourmet Foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $34.8 million, or 11.7%, to $331.7 million, and the gross profit margin increased to 37.8% from 36.5%. The gross profit margin increase was primarily a result of favorable pricing and margin improvements in the U.S. Foodservice segment, partially offset by increases in commodity and fuel costs of approximately 1.1%.

     SG&A increased $21.2 million, or 16.4%, to $150.1 million, and increased as a percentage of sales to 17.1% from 15.9%. This increase is due primarily to increased fuel and trucking costs of approximately 0.8%. Operating income increased $8.9 million, or 7.0%, to $134.8 million, and decreased as a percentage of sales to 15.4% from 15.5%. The 7.0% increase was a result of the changes noted above partially offset by increased royalty expense to related parties.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) decreased $14.3 million, or 7.5%, to $177.3 million on a sales increase of 7.8%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $14.9 million, or 8.5%, to $160.5 million, which is primarily a result of reduced trade promotion spending, primarily related to Heinz ketchup, Bagel Bites and TGI Friday's frozen snacks, and reduced product placement fees on Ore-Ida frozen potatoes in the North America Consumer Products segment. Marketing support recorded as a component of SG&A increased $0.6 million, or 3.4%, to $16.8 million.

     Net interest expense increased $2.8 million, to $35.7 million. This increase is a result of increased interest expense resulting from higher average short-term related party debt balances and higher average interest rates in Fiscal 2005 partially offset by lower average external debt balances. Also, interest income increased due to increased average cash balances and short-term notes receivable from related parties. The quarter was also unfavorably impacted by a $64.5 million non-cash impairment charge related to Hain, as discussed previously. There was a non-cash currency loss of $24.3 million in the current quarter compared to $25.6 million in the year-earlier quarter related to the marked-to-market adjustment on Euro-denominated long-term debt, which matured on January 5, 2005. This debt represented a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance.

     The effective tax rate for the current quarter was 23.4% compared to 8.7% last year. The increase in the third quarter effective tax rate is attributable to a reduction in minority interest as a percentage of net income before tax and the impairment charge for Hain for which no tax benefit can currently be recorded.

     Income from continuing operations for the third quarter of Fiscal 2005 was $8.0 million compared to $11.0 million in the year-earlier quarter.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $39.5 million, or 8.7%, to $494.8 million. Volume increased significantly, up 7.1%, as a result of strong growth in frozen potatoes, reflecting the success of the introduction of Ore-Ida Extra Crispy Potatoes and new microwavable Easy Fries, and new distribution related to a co-packing agreement. Bagel Bites and TGI Friday's frozen snacks also contributed to the significant volume increase reflecting the success of new, more effective promotional programs. Pricing increased 3.2% largely due to reduced trade promotion spending, primarily related to Heinz ketchup, Bagel Bites and TGI Friday's frozen snacks, and reduced product placement fees on Ore-Ida frozen potatoes. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet Foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $20.0 million, or 10.3%, to $213.8 million, and the gross profit margin increased to 43.2% from 42.6%, as increases in sales volume and net pricing were partially offset by higher commodity and fuel costs. Gross profit also benefited from favorable termination of a long-term co-packing arrangement with a customer. Operating income increased $11.2 million, or 13.0%, to $97.1 million, due to the increase in gross profit partially offset by increased pension and fuel costs and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $24.3 million, or 6.8%, to $382.0 million. Strong volume increased sales 5.4%, largely driven by our Truesoups frozen soup business, increased sales of our custom recipe tomato products, improvements in single serve condiments and Heinz ketchup, and increased sales to related parties. Higher pricing increased sales by 1.4%, as price increases were initiated, primarily on Heinz ketchup and frozen soup, to offset fuel and commodity cost pressures.

     Gross profit increased $14.9 million, or 14.4%, to $118.2 million, and the gross profit margin increased to 31.0% from 28.9% primarily due to favorable pricing and mix, partially offset by increased commodity and fuel costs. Operating income decreased $2.1 million, or 5.2%, to $38.4 million, as the increase in gross profit was offset by increased distribution, fuel and fixed selling costs and increased royalty expense resulting from increased sales and a change in the application of the royalty rate.

            NINE MONTHS ENDED JANUARY 26, 2005 AND JANUARY 28, 2004

RESULTS OF CONTINUING OPERATIONS

     Sales for the nine months ended January 26, 2005 increased $141.5 million, or 6.0%, to $2.50 billion. Sales volume increased 4.4% due primarily to strong increases in the North American Consumer Products segment, driven by increases in frozen potatoes, entrees and snacks and increases in the U.S. Foodservice segment driven by increased sales of frozen soup, tomato products and Heinz ketchup. Pricing increased 2.2% as a result of more efficient trade spending and decreased product placement fees in the North American Consumer Products segment and price increases initiated in the U.S. Foodservice segment to offset fuel and commodity cost pressures. Divestitures, net of acquisitions, reduced sales 0.6%.

     Gross profit increased $77.3 million, or 9.0%, to $939.7 million, and the gross profit margin increased to 37.6% from 36.6%. The gross profit margin increase was primarily a result of favorable pricing, partially offset by increases in commodity costs.

     SG&A increased $43.9 million, or 11.3%, to $432.8 million, and increased as a percentage of sales to 17.3% from 16.5%. This increase is primarily a result of increased selling and distribution costs, reflecting the sales volume increase and higher fuel and trucking costs. Last year's SG&A was unfavorably impacted by reorganization costs totaling $4.0 million. Operating income increased $13.9 million, or 3.9%, to $367.7 million, while operating income decreased as a percentage of sales to 14.7% from 15.0%. The 3.9% increase was a result of the changes noted above partially offset by increased royalty expense to related parties.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) decreased $37.2 million, or 6.9%, to $499.6 million on a sales increase of 6.0%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $36.5 million, or 7.6%, to $445.8 million primarily due to more efficient trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as declines related to Classico pasta sauces and Heinz ketchup. Marketing support recorded as a component of SG&A decreased $0.7 million, or 1.3%, to $53.8 million.

     Net interest expense increased $3.2 million, to $99.6 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. The unfavorable impact on net interest expense related to the adoption of SFAS No. 150, higher interest rates during Fiscal 2005 and higher average short-term related party debt balances largely offset by lower average external debt balances and higher interest income resulting from increased average cash balances and short-term notes receivable from related parties. The year was also unfavorably impacted by a $64.5 million non-cash impair-ment charge related to Hain, as previously discussed. There was a non-cash currency loss of $51.2 million in the current period compared to $40.3 million in the year-earlier period related to the marked-to-market adjustment on Euro-denominated long-term debt, which matured on January 5, 2005. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance.

     The effective tax rate for the current period was 16.5% compared to 11.9% last year. The increase in the nine month effective tax rate is attributable to a reduction in minority interest as a percentage of net income before tax, an increase in nondeductible expense and the impairment charge for Hain for which no tax benefit can currently be recorded.

     Income from continuing operations for the first nine months of Fiscal 2005 was $46.7 million compared to $57.0 million in the year-earlier period.

                     OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $93.7 million, or 7.3%, to $1.38 billion. Sales volume increased 6.4% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new "Truth About Carbs" frozen entrees. Strong performance in Boston Market HomeStyle meals and in the frozen snack brands of Delimex, Bagel Bites and TGI Friday's, as well as new distribution related to a co-packing agreement also contributed to the volume increase. Pricing increased sales 2.5% largely due to more efficient trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as increases related to Classico pasta sauces and Heinz ketchup. Divestitures reduced sales 1.6% due to the sale of Ethnic Gourmet Foods and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $46.8 million, or 8.5%, to $599.7 million driven by the increase in sales volume. The gross profit margin increased to 43.4% from 43.0% due primarily to higher net pricing and a benefit from favorable termination of a long-term co-packing arrangement with a customer, partially offset by higher commodity costs. Operating income increased $15.3 million, or 6.5%, to $251.0 million, due to the increase in volume and gross profit, partially offset by higher selling and distribution costs, reflecting the volume increase and higher fuel costs, and by increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate. Operating income for the nine months ended January 28, 2004 was impacted by reorganization costs totaling $1.5 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $47.9 million, or 4.5%, to $1.12 billion. Higher pricing increased sales by 1.8%, as price increases were initiated on Heinz ketchup and frozen soup to offset fuel and commodity cost pressures. Volume increased sales 2.0% due to stronger performance on Truesoups frozen soup, growth in custom recipe tomato products and Heinz ketchup and increased sales to related parties. These increases were partially offset by declines at Portion Pac Inc. resulting from the startup of a new warehouse management system that temporarily impacted shipments of some portion control products in the first quarter of Fiscal 2005. Acquisitions increased sales 0.7%, due to the prior year acquisition of Truesoups LLC.

     Gross profit increased $30.5 million, or 9.8%, to $340.7 million, and the gross profit margin increased to 30.5% from 29.1%. The gross profit margin increase was primarily due to favorable pricing, partly offset by increases in commodity costs. Operating income decreased $1.3 million, or 1.1%, to $118.4 million, primarily due to increased selling and distribution costs some of which relates to the Portion Pac Inc. issues disclosed above, increased fuel and trucking costs and increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate, partially offset by the growth in gross profit. Operating income for the nine months ended January 28, 2004, was impacted by reorganization costs totaling $2.5 million.

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by operating activities was $265.5 million, a decrease of $39.7 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to unfavorable working capital movements compared to the last fiscal year, particularly accounts receivable and inventories, partially offset by accounts payable.

     Cash used for investing activities totaled $15.9 million compared to $84.2 million last year. Acquisitions used $6.6 million in cash in the first nine months of Fiscal 2005 compared to $61.3 million in same period of Fiscal 2004. Capital expenditures totaled $33.3 million compared to $30.1 million last year. Proceeds from divestitures provided $18.6 million in the first nine months of Fiscal 2005.

     Cash used by financing activities totaled $603.0 million, compared to $180.8 million last year. Payments on short-term debt with related parties were $176.5 million this year, compared to $353.3 million last year. Proceeds from long-term debt with related parties provided $185.6 million in the prior year. Payments on long-term debt totaled $404.9, compared to $8.2 million in the prior year, reflecting the payoff of E300 million of bonds ($404.7 million) which matured on January 5, 2005. Dividend payments to preferred shareholders recorded in retained earnings on the balance sheet totaled $5.1 million in the prior year. These payments are included as a component of cash flows from operating activities beginning in the second quarter ended October 29, 2003, as a result of the adoption of SFAS No. 150 (see below for further discussion). Distributions to minority partners totaled $21.5 million this year.

     Heinz and Heinz Finance completed the remarketing of their $800 million remarketable securities due 2020 on December 1, 2004. Heinz and Heinz Finance's $2.0 billion Five-Year Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long term debt based upon Heinz Finance's ability to refinance these borrowings on a long-term basis. These resources, Heinz Finance's existing cash balance of $109 million, strong operating cash flow and access to the capital market, if required, should enable Heinz Finance to meet its cash requirements for operations, including capital expansion programs, debt maturities, and dividends to shareholders.

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

CONTRACTUAL OBLIGATIONS

     Heinz Finance is obligated to make future payments under various contracts such as debt agreements, lease agreements and unconditional purchase obligations. In addition, Heinz Finance has purchase obligations for materials, supplies, services and property, plant and equipment as part of the ordinary conduct of business. A few of these obligations are long-term and are based on minimum purchase requirements. In the aggregate, such commitments are not at prices in excess of current markets. Due to the proprietary nature of some of Heinz Finance's materials and processes, certain supply contracts contain penalty provisions for early terminations. Heinz Finance does not believe that a material amount of penalties are reasonably likely to be incurred under these contracts based upon historical experience and current expectations. There have been no material changes to contractual obligations during the nine months ended January 26, 2005. For additional information, refer to pages 15-16 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This Statement is meant to eliminate any narrow differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by Heinz Finance in the first quarter of Fiscal 2007; however, early application is permitted. Heinz Finance does not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows.

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

     The American Jobs Creation Act provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with Heinz Finance's 2006 fiscal year. In December 2004, the Financial Accounting Standards Board ("FASB") issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. The benefit of this deduction is not expected to have a material impact on Heinz Finance's effective tax rate in Fiscal 2006.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

     Statements about future growth, profitability, costs, expectations, plans, or objectives included in this report, including the management's discussion and analysis, the financial statements and footnotes, are forward-looking statements based on management's estimates, assumptions, and projections. These forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in this report and the financial statements and footnotes. These include, but are not limited to, sales, earnings, and volume growth, general economic, political, and industry conditions, competitors' actions, which affect, among other things, customer preferences and the pricing of products, production, energy and raw material costs, product recalls, the ability to maintain favorable supplier relationships, achieving cost savings programs and gross margins, currency valuations and interest rate fluctuations, success of acquisitions, joint ventures, and divestitures, new product and packaging innovations, product mix, the effectiveness of advertising, marketing, and promotional programs, supply chain efficiency and cash flow initiatives, the impact of e-commerce and e-procurement, risks inherent in litigation, changes in estimates in critical accounting judgments and other laws and regulations, including tax laws, the success of tax planning strategies, the possibility of increased pension expense and other people-related costs, the possibility of investment impairment, and other factors described in "Cautionary Statement Relevant to Forward-Looking Information" in Heinz Finance's Form 10-K for the fiscal year ended April 28, 2004 and subsequent filings with the Securities and Exchange Commission. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities laws.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in Heinz Finance's market risk during the nine months ended January 26, 2005. For additional information, refer to pages 16-18 of Heinz Finance's Annual Report on Form 10-K for the fiscal year ended April 28, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Heinz Finance's management, with the participation of Heinz Finance's President and Chief Financial Officer, evaluated the effectiveness of Heinz Finance's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that Heinz Finance's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Heinz Finance in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the President and Chief Financial Officer, as appropriate to allow timely decision regarding disclosure. Heinz Finance believes that no controls system can provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

           (ii) The second Supplement dated November 15, 2002 among Heinz, Heinz Finance and Bank One, National Association to the Indenture is incorporated herein by reference to Exhibit 4 of Heinz Finance's Quarterly Report on Form 10-Q for the nine months ended January 29, 2003.

           (iii) The third Supplement dated November 10, 2004 among Heinz, Heinz Finance and Bank One, National Association to the Indenture.

           (iv) The fourth Supplement dated November 24, 2004 among Heinz, Heinz Finance and Bank One, National Association to the Indenture.

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

                                          H. J. HEINZ FINANCE COMPANY
                                            (Registrant)

Date: March 7, 2005
                                          By:    /s/ LEONARD A. CULLO, JR.
                                      ..........................................

                                                   Leonard A. Cullo, Jr.
                                                   Director and President

Date: March 7, 2005
                                          By:    /s/ ARTHUR B. WINKLEBLACK
                                      ..........................................

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

           (ii) The second Supplement dated November 15, 2002 among Heinz, Heinz Finance and Bank One, National Association to the Indenture is incorporated herein by reference to Exhibit 4 of Heinz Finance's Quarterly Report on Form 10-Q for the nine months ended January 29, 2003.

           (iii) The third Supplement dated November 10, 2004 among Heinz, Heinz Finance and Bank One, National Association to the Indenture.

           (iv) The fourth Supplement dated November 24, 2004 among Heinz, Heinz Finance and Bank One, National Association to the Indenture.

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