Form 10-K
period 2005-04-27
HEINZ HJ FINANCE CO
filed 2005-07-26
CIK 1169077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 27, 2005

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from  _______ to  _______

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     H. J. Heinz Finance Company has been a direct or indirect subsidiary of H.J. Heinz Company ("Heinz") since 1983. H. J. Heinz Finance Company and its subsidiaries, collectively referred to as "Heinz Finance" (or "HFC"), had no significant operating history until Heinz completed a corporate reorganization in the United States on May 3, 2001. The reorganization was designed to simplify Heinz's U.S. corporate structure, consolidate operations and establish centers of excellence for the management of the U.S. trademarks and for U.S. treasury functions. As a result of the reorganization, all of the U.S. business operations that had historically been conducted by Heinz through its Heinz USA division and eight subsidiary corporations are now conducted by Heinz Finance.

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

DESCRIPTION OF THE BUSINESS

     We conduct our food business through two segments, North American Consumer Products and U.S. Foodservice. Segment information is set forth in this report on pages 39 through 41 in Note 16, "Segment Data" in Item 8 -- "Financial Statements and Supplementary Data."

  PRODUCTS AND MARKETS

     Our products are manufactured and packaged to provide safe, wholesome foods for consumers, foodservice and institutional customers. Many products are prepared from recipes developed in our research laboratories and experimental kitchens. Ingredients are carefully selected, washed, trimmed, inspected and passed on to modern factory kitchens where they are processed, after which the intermediate product is filled automatically into containers of glass, metal, plastic, paper or fiberboard which are then closed. Products are processed by sterilization, homogenization, chilling, freezing, pickling, drying, freeze drying, baking or extruding, then labeled and cased for market. We manufacture and contract for the manufacture of our products from a wide variety of raw foods. Pre-season contracts are made with farmers for a portion of raw materials such as tomatoes, cucumbers, potatoes, onions and some other fruits and vegetables. Dairy products, meat, sugar, spices, flour and certain other fruits and vegetables are generally purchased on the open market.

     The primary brands and products marketed and sold by us include, by segment, the following:

        North American
          Consumer Products.......................  Heinz tomato ketchup, mustard and sauces
                                                    Heinz Easy Squeeze! ketchup
                                                    E-Z Squirt kids' condiment
                                                    Classico pasta sauce
                                                    Yoshida sauces
                                                    Bell'Orto and Bella Rossa tomato products
                                                    Jack Daniels* sauces
                                                    Wyler's bouillon and soups
                                                    Ore-Ida potato products
                                                    Tater Tots potato products
                                                    Bagel Bites snacks
                                                    Boston Market* HomeStyle meals
                                                    Smart Ones meals
                                                    Weight Watchers* meals
                                                    Hot Bites snacks
                                                    Poppers appetizers
                                                    T.G.I. Friday's* appetizers
                                                    Delimex snacks
        U.S. Foodservice..........................  Chef Francisco and Quality Chef soups
                                                    Dianne's desserts
                                                    Truesoups soups
                                                    Alden Merrell desserts
                                                    Escalon tomato products
                                                    PPI single serve sauces and condiments
                                                    Todd's soups and sauces

---------------

* Used under license from unrelated parties.

TRADEMARKS, PATENTS AND LICENSES

     We own or license the trademarks used in connection with our products from related and unrelated parties. Our most significant trademarks are "Heinz", "Smart Ones" and "Ore-Ida" which we license from a related party. The trademarks that we license from unrelated parties are under long-term contracts and are important to our business although they are individually immaterial.

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

CUSTOMERS

     Our products are sold through our own sales force and through independent brokers, agents and distributors to chain, wholesale, cooperative and independent grocery accounts, pharmacies, mass merchants, club stores, foodservice distributors and institutions, including hotels, restaurants, hospitals, health-care facilities and certain government agencies.

     For Fiscal 2005, one customer, Wal-Mart Stores, Inc., represented more than 10% of our sales. We closely monitor the credit risk associated with our customers and to date have never experienced significant losses.

PROPERTIES

     We operate 26 factories involved in manufacturing our products. We own 22 of these factories and lease the remaining four factories. We also own or lease office space, warehouses, distribution centers and research and other facilities. Our food processing plants and principal properties are in good condition and are satisfactory for the purposes for which they are being utilized.

EMPLOYEES

     On a full-time basis, as of April 27, 2005, approximately 10,300 people were employed as part of our business.

REGULATORY

     Compliance with the provisions of national, state and local environmental laws and regulations has not had a material effect upon our capital expenditures, earnings or competitive position. Our estimated capital expenditures for environmental control facilities for the remainder of Fiscal Year 2006 and the succeeding fiscal year are not material and are not expected to materially affect either our earnings or competitive position.

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

LEGAL PROCEEDINGS

     Certain suits and claims have been filed against Heinz Finance and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on Heinz Finance's consolidated financial position, results of operations or liquidity.

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

     - Heinz Finance's ability to generate sufficient cash flows to support capital expenditures, interest and debt principal repayment and general operating activities;

     - The inherent risks in the marketplace associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance, as well as changes in consumer preference and the ability to anticipate and respond to consumer trends;

     - Heinz Finance's ability to achieve sales and earnings forecasts, which are based on assumptions and the ability to anticipate and respond to consumer trends about sales volume, product mix and other items;

     - Heinz Finance's ability to integrate acquisitions and joint ventures into its existing operations, the availability of new acquisition and joint venture opportunities and the success of acquisitions, joint ventures, divestitures and other business combinations;

     - Heinz Finance's ability to achieve its cost savings objectives, including any restructuring programs, strategic initiatives, working capital initiatives or other programs;

     - The possibility of increased pension expense resulting from declines in stock market returns and cost increases for medical benefits;

     - The effect of any recalls of products;

     - Changes in estimates in critical accounting judgments;

     - Interest rate fluctuations and other capital market conditions;

     - The effectiveness of Heinz Finance's advertising, marketing and promotional programs;

     - Weather conditions, which could impact demand for Heinz Finance's products and the supply and cost of raw materials;

     - The impact of supply chain efficiency and cash flow initiatives;

     - Potential impairment of investments;

     - Risks inherent in litigation;

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

     The foregoing list of important factors is not exclusive. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance and speak only as of their dates. Heinz Finance undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the securities law.

ITEM 2.  PROPERTIES.

     See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Heinz Finance did not submit any matters to a vote of security holders during the fourth quarter of Fiscal 2005.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors is composed of four members, one of whom is an Independent Director. By "Independent Director" we mean a director who is not a current officer or employee of Heinz Finance, Heinz or any affiliate of Heinz or of any other person or persons that, in the aggregate, own or owns more than 50% of the outstanding common stock of Heinz Finance, Heinz, or any affiliate of Heinz, and who is elected by holders of Heinz Finance's outstanding Series A Preferred Shares and the holders of any Heinz Finance stock expressly being designated by us as being at parity with the Series A Preferred Shares, "Parity Securities," with like voting rights, collectively, the "Voting Parity Securities." Andrew L. Stidd, the initial and current Independent Director, was named in the Certificate of Designation for the Series A Preferred Shares.

     Our directors will serve until resignation or removal. There is no current intention to alter the number of directors comprising the Board of Directors, and our Bylaws provide that the Board of Directors may not comprise more than nine members.

     Our directors and executive officers are:

                                                              Positions and Offices Held with
                                                                Heinz Finance and Principal
                                                                 Occupations or Employment
Name                          Age     Director Since            During the Past Five Years
----                          ---     --------------          -------------------------------
Leonard A. Cullo, Jr. ......  47    September 14, 2000   Director; President since June 14, 2001.
                                                         Vice President -- Treasurer of Heinz
                                                         since August 2000, attorney at Heinz from
                                                         1991 to August 2000, last serving as
                                                         Assistant General Counsel.
Edward J. McMenamin.........  48    January 13, 2005     Director; Vice President and Chief
                                                         Accounting Officer since January 7, 2004.
                                                         Senior Vice President -- Finance of Heinz
                                                         since August 2004. Vice President --
                                                         Finance of Heinz from June 2001 to August
                                                         2004. Vice President Finance and Chief
                                                         Financial Officer of Heinz North America
                                                         from May 2000 to June 2001.
Andrew L. Stidd.............  48    July 6, 2001         Director, President and Chief Operating
                                                         Officer of Global Securitization
                                                         Services, LLC (owns and administers
                                                         special purpose vehicles established in
                                                         connection with structured finance
                                                         transactions) since December 1996.
Arthur B. Winkleblack.......  48    January 8, 2002      Director, Vice President and Chief
                                                         Financial Officer since January 2002.
                                                         Executive Vice President and Chief
                                                         Financial Officer of Heinz since January
                                                         2002; Acting Chief Operating Officer --
                                                         Perform.com and Chief Executive
                                                         Officer -- Freeride.com at Indigo Capital
                                                         (1999-2001).

     Each director, other than the Independent Director, is an officer or employee of Heinz.

COMPENSATION OF DIRECTORS

     The Independent Director (and any subsequent additional Independent Director) receives annual compensation of $3,500 plus reimbursement of expenses for attendance at each meeting of the Board of Directors. We do not pay fees to directors who are not Independent Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES FOR EQUITY SECURITIES.

     All of the outstanding common shares of Heinz Finance are owned by Heinz.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents selected consolidated and combined financial data for Heinz Finance and its predecessor, which consisted of Heinz's U.S. business operations (the "U.S. Group"), for each of the five fiscal years 2001 through 2005. All amounts are in thousands.

                                          April 28,     April 30,
                            April 27,     2004 (52      2003 (52
                             2005 (52      Weeks)        Weeks)      May 1, 2002   May 2, 2001
                              Weeks)     (Restated)*   (Restated)*   (52 Weeks)    (52 Weeks)
                            ----------   -----------   -----------   -----------   -----------
Sales.....................  $3,431,404   $3,214,091    $3,162,335    $2,833,517    $2,806,020
Interest expense..........    158,587       135,690       146,492       142,920        20,712
Income from continuing
  operations before
  cumulative effect of
  accounting changes......     60,503        79,422        36,591       109,421       277,271
Short-term debt with
  related parties and
  current portion of long-
  term debt...............    617,262       638,072        84,454       583,514        29,833
Long-term debt, exclusive
  of current
  portion(1)(2)...........  3,857,138     3,795,269     3,981,145     3,935,925        23,932
Preferred stock(2)........         --            --       325,000       325,000            --
Total assets..............  6,189,449     5,853,621     5,565,685     7,484,449     5,601,491

     (1) Long-term debt, exclusive of current portion, includes $186.1 million, $125.3 million, $294.8 million and $23.6 million of hedge accounting adjustments associated with interest rate swaps at April 27, 2005, April 28, 2004, April 30, 2003 and May 1, 2002, respectively. There were no interest rate swaps at May 2, 2001.

     (2) Long-term debt, exclusive of current portion, and preferred stock reflects the prospective classification of Heinz Finance Company's $325 million of mandatorily redeemable preferred shares to long-term debt beginning in the second quarter of Fiscal 2004 as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 150.

       * See a discussion of the restatement on pages 26 and 27 in Note No. 2, "Restatement of Previously Issued Financial Statements" in Item
         8 -- "Financial Statements and Supplementary Data."

     Fiscal 2005 results from continuing operations include a $64.5 million non-cash impairment charge for the Company's equity investment in The Hain Celestial Group, Inc. ("Hain").

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL ITEMS

  ASSET IMPAIRMENTS

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. Hain shares traded at less than 80% of Heinz Finance's carrying value since late January 2004. Due to the length of time and the amount that Hain stock traded below Heinz Finance's basis, Heinz Finance determined that the decline was other-than-temporary as defined by the Accounting Principles Board Opinion No. 18 and as a result, recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz Finance's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz Finance currently owns approximately six million shares of Hain stock, with a book value of approximately $20.00 per share as of April 27, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, Heinz Finance could be required to record additional write-downs of its investment in Hain.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. Net income from discontinued operations for the year ended April 27, 2005 was $4.7 million and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002. The discontinued operations generated sales of $1,052.6 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) for Fiscal 2003.

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

     During Fiscal 2005, Heinz Finance utilized $5.0 million in severance and exit cost accruals related to reorganization costs.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     On July 20, 2005, the Board of Directors of HFC, after discussions with its registered public accountant, PricewaterhouseCoopers LLP, decided to restate its consolidated balance sheets as of April 28, 2004 and April 30, 2003, and the consolidated statements of income, shareholder's equity and cash flows for the years ended April 28, 2004 and April 30, 2003. These restatement adjustments have no impact on the consolidated financial statements of Heinz. Furthermore, these adjustments have no impact on the operating income or cash flows from operations of HFC, and only affect the minority interest of Heinz in HFC. In addition, the restatement impacts HFC's first, second and third quarters of Fiscal 2005 and all interim periods in Fiscal 2004. These restated amounts for the fiscal years ended April 28, 2004 and April 30, 2003 as well as the impact thereof on the first three quarters of Fiscal 2005 and all interim periods in Fiscal 2004 are presented in Item 8 -- "Financial Statements and Supplementary Data".

     The restatement is a result of the incorrect application of an intercompany royalty agreement between Heinz LP and Trademark Management Company ("TMC"), subsidiaries of H. J. Heinz Finance Company. This incorrect application of the intercompany agreement resulted in an understatement of net income for Heinz LP and an overstatement of the net income for TMC. Because both Heinz LP and TMC are within the HFC consolidation, such royalty is eliminated and has no impact on HFC's consolidated "income before income taxes and minority interest". However, minority interest, which represents Heinz's interest in Heinz LP, was understated. In addition, as a result of the overstatement of net income for TMC, the provision for income taxes was overstated.

     Also, see our disclosure under Item 9A.(b), relating to a change in our internal control over financial reporting that resulted in the identification of the need to restate the financial statements identified above, is incorporated herein by reference. Readers should only rely on the restated financial statements for the fiscal years ended April 28, 2004 and April 30, 2003 and the restated financial data for the interim periods during the 2004 and 2005 fiscal years as presented in this Annual Report on Form 10-K for the fiscal year ended April 27, 2005 and not those financial statements included in the previously filed Annual Reports on Form 10-K and interim reports on Form 10-Q for those periods.

     Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

RESULTS OF CONTINUING OPERATIONS

  FISCAL YEARS ENDED APRIL 27, 2005 AND APRIL 28, 2004

     Sales for Fiscal 2005 increased $217.3 million, or 6.8%, to $3.43 billion. Sales volume increased 5.1% due primarily to strong increases in the North American Consumer Products segment, driven by increases in frozen potatoes, entrees and snacks and increases in the U.S. Foodservice segment driven by increased sales of frozen soup, tomato products and Heinz ketchup. Pricing increased 2.3% as a result of reduced trade spending and decreased product placement fees in the North American Consumer Products segment and price increases initiated in the U.S. Foodservice segment to offset fuel and commodity cost pressures. Divestitures, net of acquisitions, reduced sales 0.6%.

     Gross profit increased $121.1 million, or 10.4%, to $1.28 billion, and the gross profit margin increased to 37.4% from 36.2%. The gross profit margin increase was primarily a result of favorable pricing, partially offset by increases in commodity costs. The 10.4% increase in gross profit was primarily a result of higher volume.

     SG&A increased $60.5 million, or 11.2%, to $603.0 million, and increased as a percentage of sales to 17.6% from 16.9%. This increase is primarily a result of increased selling and distribution costs, reflecting the sales volume increase and higher fuel and trucking costs. Last year's SG&A was unfavorably impacted by reorganization costs totaling $8.7 million. Operating income increased $29.3 million, or 6.3%, to $494.0 million, while operating income decreased as a percentage of sales to 14.4% from 14.5%. The 6.3% increase was a result of the changes noted above, partially offset by increased royalty expense to related parties.

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) decreased $56.5 million, or 7.7%, to $679.1 million on a sales increase of 6.8%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $53.6 million, or 8.1%, to $609.8 million primarily due to reduced trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as declines related to Classico pasta sauces and Heinz ketchup. Marketing support recorded as a component of SG&A decreased $2.9 million, or 4.1%, to $69.4 million.

     Net interest expense increased $8.9 million, to $136.1 million. Net interest expense was unfavorably impacted by the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. The unfavorable impact on net interest expense related to the adoption of SFAS No. 150, higher interest rates during Fiscal 2005 and higher average short-term related party debt balances was largely offset by lower average external debt balances and higher interest income resulting from increased average cash balances and short-term notes receivable from related parties. The year was also unfavorably impacted by the $64.5 million non-cash impairment discussed previously. There was a non-cash currency loss of $51.2 million in the current year compared to $21.2 million in the prior year related to the marked-to-market adjustment on Euro-denominated long-term debt, which matured on January 5, 2005. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance. Other expenses, net, increased $7.2 million primarily due to reduced gains on commodity contract hedges in the current year.

     The effective tax rate for the current period was 12.1% compared to 12.7% last year. The decrease in the effective tax rate is primarily attributable to an increase in minority interest as a percentage of net profit before tax.

     Income from continuing operations for Fiscal 2005 was $60.5 million compared to $79.4 million in Fiscal 2004.

               FISCAL 2005 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment increased $134.9 million, or 7.6%, to $1.91 billion. Sales volume increased 6.5% due to significant growth in Ore-Ida frozen potatoes and SmartOnes frozen entrees, aided by the introduction of Ore-Ida Extra Crispy Potatoes, new microwavable Easy Fries, and several new SmartOnes frozen entrees. Strong performance in Boston Market HomeStyle meals and in the frozen snack brands of Delimex, Bagel Bites and TGI Friday's, as well as new distribution related to a co-packing agreement also contributed to the volume increase. Pricing increased sales 3.0% largely due to reduced trade spending and decreased product placement fees on SmartOnes frozen entrees and Ore-Ida potatoes as well as increased price related to Classico pasta sauces and Heinz ketchup. Divestitures reduced sales 1.9% due to the sale of Ethnic Gourmet Food and Rosetto pasta to Hain in the first quarter.

     Gross profit increased $69.8 million, or 9.3%, to $818.2 million driven by the increase in sales. The gross profit margin increased to 43.0% from 42.3% due primarily to higher net pricing partially offset by higher commodity and fuel costs. Operating income increased $32.0 million, or 10.4%, to $338.8 million, due to the increase in gross profit which was, partially offset by higher selling and distribution costs, related to higher volume and higher fuel costs, and by increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate. Operating income for the year ended April 28, 2004 was unfavorably impacted by reorganization costs totaling $4.8 million.

U.S. FOODSERVICE

     Sales of the U.S. Foodservice segment increased $82.4 million, or 5.7%, to $1.53 billion. Sales volume increased sales 3.3% due to growth in Heinz ketchup, strong performance on Truesoups frozen soup, and growth in custom recipe tomato products. Higher pricing increased sales by 1.4%, as price increases were initiated to offset fuel and commodity cost pressures. Acquisitions increased sales 0.9%, due to the prior year acquisition of Truesoups LLC, a manufacturer and marketer of premium frozen soups.

     Gross profit increased $51.4 million, or 12.4%, to $467.4 million, and the gross profit margin increased to 30.6% from 28.8%. The gross profit margin increase was primarily due to favorable pricing, partly offset by increases in commodity costs. Operating income decreased $2.4 million, or 1.5%, to $157.7 million, due to increased selling and distribution costs, related to a substantial increase in fuel and trucking costs, and by increased royalty expense to related parties resulting from increased sales and a change in the application of the royalty rate. This was partially offset by the growth in gross profit. Operating income for the year ended April 28, 2004 was unfavorably impacted by reorganization costs totaling $3.9 million.

  FISCAL YEARS ENDED APRIL 28, 2004 AND APRIL 30, 2003

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

     Total marketing support (recorded as a reduction of revenue or as a component of SG&A) decreased $54.2 million, or 6.9%, to $735.6 million on a sales increase of 1.6%. Marketing support recorded as a reduction of revenue, typically deals and allowances, decreased $17.1 million, or 2.5%, to

$663.3 million, which is primarily a result of more efficient trade spending programs primarily related to Ore-Ida potato products and Boston Market HomeStyle meals. Marketing support recorded as a component of SG&A decreased $37.1 million, or 33.9%, to $72.3 million, as most marketing resources were focused on sharpening retail price points primarily for Boston Market HomeStyle meals and Classico pasta sauce.

     Operating income increased $85.4 million, or 22.5%, to $464.7 million, and increased as a percentage of sales to 14.5% from 12.0% as a result of the changes noted above.

     Net interest expense increased $4.4 million, to $127.1 million, due to the prospective classification of Heinz Finance's dividends on its mandatorily redeemable preferred shares to interest expense from retained earnings. This treatment is in accordance with the adoption of SFAS No. 150 (see below for further discussion) beginning in the second quarter of Fiscal 2004. This increase was offset by decreases due to lower debt balances and lower interest rates. Other expense, net, decreased $51.5 million, to $5.6 million, attributable to a $39.6 million pretax charge related to early retirement of debt in Fiscal 2003, gains recorded in Fiscal 2004 on closed commodity futures contracts and increased equity income. There was a non-cash currency loss of $21.2 million in Fiscal 2004 compared to $65.0 million in Fiscal 2003 related to the marked-to-market adjustment on Euro-denominated long-term debt. This debt represents a net investment hedge at the Heinz level. Because Heinz Finance does not have foreign operations, this marked-to-market adjustment does not qualify for net investment hedge accounting treatment at Heinz Finance.

     The effective tax rate for Fiscal 2004 was 12.7% compared to 7.2% in Fiscal 2003. Heinz Finance's effective tax rate fluctuates depending on the proportion of its nontaxable minority interest in Heinz LP to total Heinz Finance income before tax and was also unfavorably impacted by the non-deductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

     Income from continuing operations for Fiscal 2004 was $79.4 million compared to $36.6 million in Fiscal 2003.

             FISCAL YEAR 2004 OPERATING RESULTS BY BUSINESS SEGMENT

NORTH AMERICAN CONSUMER PRODUCTS

     Sales of the North American Consumer Products segment decreased $60.9 million, or 3.3%. Sales volume decreased 0.4% as strong increases in Heinz ketchup and frozen potatoes were more than offset by declines in SmartOnes frozen entrees, related to the increased popularity of low-carb dieting, which drove declines in the nutritional frozen entree category in the U.S., as well as the effects of the rationalization of Boston Market side dishes and Hot Bites snacks. Lower pricing decreased sales 1.9% consistent with our strategy to obtain more competitive consumer price points on Boston Market HomeStyle meals, Heinz gravy, Classico pasta sauces, SmartOnes frozen entrees and Delimex frozen snacks. Divestitures in Fiscal 2003 reduced sales 1.0%.

     Gross profit decreased $11.5 million, or 1.5%, to $748.4 million; however, the gross profit margin increased to 42.3% from 41.5%, as manufacturing cost savings, reflecting significant productivity initiatives and more effective and efficient new product launches, offset unfavorable pricing and higher commodity costs. In addition, reorganization costs unfavorably impacted gross profit by $4.9 million in Fiscal 2003. Operating income increased $65.5 million, or 27.1%, to $306.8 million, primarily due to decreased consumer marketing expenses related to the Fiscal 2003 launch of Easy Squeeze!, Boston Market frozen entrees, Hot Bites snacks and Ore-Ida Funky Fries. In addition, Fiscal 2004 operating income was unfavorably impacted by reorganization costs of $4.8 million and Fiscal 2003 operating income was unfavorably impacted by Del Monte transaction related costs and costs to reduce overhead of the remaining businesses of $44.0 million.

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

LIQUIDITY AND FINANCIAL POSITION

     Cash provided by continuing operating activities in Fiscal 2005 was $516.5 million, a decrease of $34.3 million from the prior year. The decrease in Fiscal 2005 versus Fiscal 2004 is primarily due to unfavorable movements in accrued liabilities, accounts receivable and inventories, partially offset by favorable movement in accounts payable.

     Cash used for investing activities totaled $69.0 million compared to $152.6 million last year. Acquisitions used $84.3 million in cash in Fiscal 2005 related primarily to Heinz Finance's purchase in the fourth quarter of Appetizer's And, Inc., a manufacturer and marketer of high-quality, frozen hors d'oeuvres sold primarily to the U.S. foodservice industry. In Fiscal 2004, acquisitions used $61.3 million in cash. Capital expenditures totaled $56.5 million compared to $56.1 million last year. Proceeds from divestitures provided $18.6 million in the Fiscal 2005.

     Cash used for financing activities totaled $714.0 million, compared to $170.4 million last year. Payments on short-term debt with related parties were $253.2 million this year, compared to proceeds of $0.1 million last year. Payments on long-term debt totaled $405.0 million, compared to $8.3 million in the prior year, reflecting the payoff of E300 million of bonds ($404.7 million) which matured on January 5, 2005. Dividend payments to preferred shareholders recorded in retained earnings on the balance sheet totaled $5.1 million in the prior year. These payments are included as a component of cash flows from operating activities beginning in the second quarter ended October 29, 2003, as a result of the adoption of SFAS No. 150 (see below for further discussion). Distributions to minority partners, all of which are 100% owned by Heinz, totaled $53.5 million in the current year and $157.2 million in the prior year.

     Return on average shareholders' equity ("ROE") is calculated by taking net income divided by average shareholders' equity. Average shareholders' equity is a five-point quarterly average. ROE was 24.0% in Fiscal 2005, 37.5% in Fiscal 2004 and 7.1% in Fiscal 2003. ROE in Fiscal 2005 was unfavorably impacted by the asset impairment charge previously discussed.

     Pretax return on average invested capital ("ROIC") is calculated by taking net operating profit before income taxes and minority interest divided by average invested capital. Net operating profit before income taxes excludes net interest expense. Average invested capital is a five-point quarterly average of debt plus total equity less cash and cash equivalents and short-term investments. ROIC was 11.3% in Fiscal 2005, 13.3% in Fiscal 2004 and 8.8% in Fiscal 2003. ROIC in Fiscal 2005 was unfavorably impacted by the asset impairment charge previously discussed.

     In August 2004, Heinz and Heinz Finance amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz Finance's intent and ability to refinance these borrowings on a long-term basis. These resources, Heinz Finance's year-end cash balance of $155.6 million, strong operating cash flow and access to the capital market, if required, should enable Heinz Finance to meet its cash requirements for operations, including capital expansion programs and debt maturities.

     All of Heinz Finance's debt is guaranteed by Heinz. Heinz's long-term debt ratings were A- at Standard & Poor's and Fitch and A-3 at Moody's and Heinz Finance's short-term debt ratings were A-2 at Standard & Poor's, F-2 at Fitch and P-2 at Moody's. Moody's has put Heinz's long term rating under review for possible downgrade.

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

     The following table represents the contractual obligations of Heinz Finance as of April 27, 2005.

                        Less than
(In thousands)           1 Year     1-3 Years   3-5 Years   More than 5 Years     Total
--------------          ---------   ---------   ---------   -----------------   ----------
Long Term Debt........  $    208    $300,276    $325,294       $3,057,712       $3,683,490
Capital Lease
  Obligations.........        64         107         127            1,176            1,474
Operating Leases......    14,867      76,724      12,352           36,209          140,152
Purchase
  Obligations.........   179,043     283,532      50,907               --          513,482
                        --------    --------    --------       ----------       ----------
Total.................  $194,182    $660,639    $388,680       $3,095,097       $4,338,598
                        ========    ========    ========       ==========       ==========

     The following long-term liabilities included in the consolidated balance sheet are excluded from the table above: interest payments, income taxes, minority interest and other liabilities. Heinz Finance is unable to estimate the timing of the payments for these items.

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

  INTEREST RATE SENSITIVITY

     Heinz Finance is exposed to changes in interest rates primarily as a result of its borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of Heinz Finance's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Heinz Finance's debt obligations are summarized in Note 8 and Note 10 to the consolidated financial statements.

     In order to manage interest rate exposure, Heinz Finance utilizes interest rate swaps in order to convert fixed-rate debt to floating. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in current period earnings. Based on the amount of fixed-rate debt converted to floating as of April 27, 2005, a variance of 1/8% in the related interest rate would cause annual interest expense related to this debt to change by approximately $3.6 million. The following table presents additional information related to interest rate contracts designated as fair value hedges by Heinz
Finance:

                                                              April 27,   April 28,
(Dollars in millions)                                           2005        2004
---------------------                                         ---------   ---------
Pay floating swaps -- notional amount.......................  $2,767.4    $2,767.4
Net unrealized gains........................................  $  186.1    $  125.3
Weighted average maturity (years)...........................      11.4        12.4
Weighted average receive rate...............................      6.37%       6.37%
Weighted average pay rate...................................      2.95%       2.18%

     Heinz Finance had interest rate contracts with total notional amounts of $107.6 million and $907.6 million at April 27, 2005 and April 28, 2004, respectively, that did not meet the criteria for hedge accounting but effectively mitigated interest rate exposures. These derivatives are accounted for on a full mark-to-market basis through current earnings and they mature approximately three years from the current fiscal year end. Net unrealized gains/(losses), which are presented as a component of other noncurrent assets/liabilities, related to these interest rate contracts totaled $(2.5) million and $4.5 million at April 27, 2005 and April 28, 2004, respectively.

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

     Heinz Finance had foreign denominated borrowings totaling $511.2 million and $539.4 million at April 27, 2005 and April 28, 2004, respectively. Of the amount outstanding at April 28, 2004, $355.3 million represented net investment hedges of foreign operations at the Heinz level. Because Heinz Finance does not have foreign operations, the changes in value due to exchange rate variation did not qualify for net investment hedge accounting treatment at Heinz Finance. Consequently, losses of $51.2 million and $21.2 million due to exchange rate variation were included in currency loss for the years ended April 27, 2005 and April 28, 2004, respectively.

     Heinz Finance had outstanding foreign currency contracts with notional amounts of $515 million and $182 million, at April 27, 2005 and April 28, 2004, respectively. These contracts, which mature during Fiscal 2006, were used to hedge cash flows associated with foreign-currency-denominated borrowings. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other expenses, net. Net unrealized gains/(losses) related to foreign currency contracts totaled $(3.8) million and $0.5 million at April 27, 2005 and April 28, 2004, respectively.

  EFFECT OF HYPOTHETICAL 10% FLUCTUATION IN MARKET PRICES

     As of April 27, 2005, the potential gain or loss in the fair value of Heinz Finance's outstanding interest rate contracts and foreign currency contracts, assuming a hypothetical 10% fluctuation in swap rates and currency rates, respectively, would be approximately:

(DOLLARS IN MILLIONS)                                          FAIR VALUE EFFECT
---------------------                                          -----------------
Interest rate swap contracts................................         $110
Foreign currency contracts..................................         $ 52

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

  MARKETING COSTS

     Trade promotions are an important component of the sales and marketing of Heinz Finance's products and are critical to the support of the business. Trade promotion costs include amounts paid to encourage retailers to offer temporary price reductions for the sale of Heinz Finance's products to consumers, amounts paid to obtain favorable display positions in retailers' stores, and amounts paid to customers for shelf space in retail stores. Accruals for trade promotions are recorded primarily at the time of sale of product to the customer based on an estimate of the expected levels of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer participation, and sales and payment trends with similar previously offered programs. Our original estimated costs of trade promotions may change in the future as a result of changes in customer participation, particularly for new programs and for programs related to the introduction of new products. We perform monthly and quarterly evaluations of our outstanding trade promotions; making adjustments, where appropriate, to reflect changes in our estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorized process for deductions taken by a customer from amounts otherwise due to Heinz Finance. As a result, the ultimate cost of a trade promotion program is dependent on the relative success of the events and the actions and level of deductions taken by Heinz Finance's customers for amounts they consider due to them. Final determination of the permissible deductions may take extended periods of time and could have a significant impact on Heinz Finance's results of operations depending on how actual results of the programs compare to original estimates.

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

  INVESTMENTS AND LONG-LIVED ASSETS AND PROPERTY, PLANT AND EQUIPMENT

     Investments and long-lived assets are recorded at their respective cost basis on the date of acquisition. Buildings, equipment and leasehold improvements are depreciated on a straight-line basis over the estimated useful life of such assets. Heinz Finance reviews investments and long-lived assets, including intangibles with finite useful lives, and property, plant and equipment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable or has suffered an other than temporary impairment. Factors that may affect recoverability include changes in planned use of equipment or software, the closing of facilities and changes in the underlying financial strength of investments. The estimate of current value requires significant management judgment and requires assumptions that can include: future volume trends and revenue and expense growth rates developed in connection with Heinz Finance's internal projections and annual operating plans, and in addition, external factors such as market value devaluation and inflation which are developed in connection with Heinz Finance's longer-term strategic planning. As each is management's best estimate on then available information, resulting estimates may differ from actual cash flows.

  GOODWILL AND INDEFINITE LIVED INTANGIBLES

     Carrying values of goodwill and intangible assets with indefinite lives are reviewed for impairment at least annually, or when circumstances indicate that a possible impairment may exist, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts, may signal that an asset has become impaired. Heinz Finance's measure of impairment is based on a discounted cash flow model that requires significant judgment and requires assumptions about future volume trends and revenue and expense growth rates developed in connection with Heinz Finance's internal projections and annual operating plans, and in addition, external factors such as changes in macroeconomic trends and cost of capital developed in connection with Heinz Finance's longer-term strategic planning. Inherent in estimating future performance, in particular assumptions regarding external factors such as capital markets, are uncertainties beyond Heinz Finance's control. Management believes that because fair values of goodwill and intangible assets with indefinite lives significantly exceed carrying value, it is unlikely that a material impairment charge would be recognized.

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

     The American Jobs Creation Act provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with Heinz Finance's 2006 Fiscal Year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. The benefit of this deduction is not expected to have a material impact on Heinz Finance's effective tax rate in Fiscal 2006.

INFLATION

     In general, costs are affected by inflation and the effects of inflation may be experienced by Heinz Finance in future periods. Management believes, however, that such effects have not been material to Heinz Finance during the past three years.

     The impact of inflation on both Heinz Finance's financial position and results of operations is not expected to adversely affect Fiscal 2006 results. Heinz Finance's financial position continues to remain strong, enabling it to meet cash requirements for operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This information is set forth in this report in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm.....        21
Consolidated Statements of Income...........................        22
Consolidated Balance Sheets.................................        23
Consolidated Statements of Shareholder's Equity.............        24
Consolidated Statements of Cash Flows.......................        25
Notes to Consolidated Financial Statements..................        26

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
     H. J. Heinz Finance Company:

     In our opinion, the accompanying financial statements listed in the index appearing under item 15 (a) (1) present fairly, in all material respects, the financial position of H. J. Heinz Finance Company and its subsidiaries (the "Company") at April 27, 2005 and April 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the financial statements for the years ended April 28, 2004 and April 30, 2003 have been restated.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania
July 25, 2005

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                Fiscal Year Ended
                                                 ------------------------------------------------
                                                                     Restated         Restated
                                                 April 27, 2005   April 28, 2004   April 30, 2003
                                                   (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                 --------------   --------------   --------------
                                                              (Dollars in thousands)
Sales..........................................    $3,431,404       $3,214,091       $3,162,335
Cost of products sold..........................     2,146,851        2,050,660        2,020,539
                                                   ----------       ----------       ----------
Gross profit...................................     1,284,553        1,163,431        1,141,796
Selling, general and administrative expenses...       602,998          542,460          602,994
Royalty expense to related parties.............       187,570          156,269          159,532
                                                   ----------       ----------       ----------
Operating income...............................       493,985          464,702          379,270
Interest income................................        22,535            8,542           23,703
Interest expense...............................       158,587          135,690          146,492
Dividends from related parties.................       123,192          123,192          123,876
Currency loss..................................        51,186           21,176           65,002
Asset impairment charge for an equity
  investment...................................        64,542               --               --
Other expenses, net............................        12,828            5,612           57,065
                                                   ----------       ----------       ----------
Income from continuing operations before income
  taxes and minority interest..................       352,569          433,958          258,290
Provision for income taxes.....................        42,704           55,108           18,511
                                                   ----------       ----------       ----------
Income from continuing operations before
  minority interest............................       309,865          378,850          239,779
Minority interest..............................      (249,362)        (299,428)        (203,188)
                                                   ----------       ----------       ----------
Income from continuing operations..............        60,503           79,422           36,591
Income/(loss) from discontinued operations, net
  of tax and minority interest.................         4,685               --          (23,313)
                                                   ----------       ----------       ----------
Net income.....................................    $   65,188       $   79,422       $   13,278
                                                   ==========       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  Restated
                                                              April 27, 2005   April 28, 2004
                                                              --------------   --------------
                                                                  (Dollars in thousands)
                                           ASSETS
Current assets:
Cash and cash equivalents...................................    $  155,598       $  422,039
Short-term investments......................................            --           40,000
Receivables (net of allowances: 2005 -- $140;
  2004 -- $2,013)...........................................       322,187          354,282
Due from related parties....................................        18,596           19,706
Short-term notes receivable from related parties............     1,018,775          386,955
Inventories:
  Finished goods and work-in-process........................       284,234          265,107
  Packaging material and ingredients........................       121,980          112,356
Prepaid expenses and other current assets...................        39,231           39,617
                                                                ----------       ----------
      Total current assets..................................     1,960,601        1,640,062
Property, plant and equipment:
  Land......................................................        20,079           17,363
  Buildings and leasehold improvements......................       274,207          286,142
  Equipment, furniture and other............................       830,159          844,303
  Less accumulated depreciation.............................      (526,274)        (521,084)
                                                                ----------       ----------
      Total property, plant and equipment, net..............       598,171          626,724
Other non-current assets:
  Long-term notes receivable from related parties...........        35,000           35,000
  Investments in related parties............................     1,895,245        1,895,245
  Goodwill..................................................     1,073,303        1,025,028
  Other intangible assets...................................       287,026          279,560
  Other non-current assets..................................       340,103          352,002
                                                                ----------       ----------
      Total other non-current assets........................     3,630,677        3,586,835
                                                                ----------       ----------
      Total assets..........................................    $6,189,449       $5,853,621
                                                                ==========       ==========
                            LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Short-term debt with related parties......................    $  616,989       $  282,348
  Portion of long-term debt due within one year.............           273          355,724
  Accounts payable..........................................       283,360          214,665
  Accounts payable to related parties.......................        85,798           72,851
  Accrued marketing.........................................        68,118          109,038
  Accrued interest..........................................        60,511           69,075
  Other accrued liabilities.................................        46,253           30,504
                                                                ----------       ----------
      Total current liabilities.............................     1,161,302        1,134,205
Long-term debt and other liabilities:
  Long-term debt............................................     3,857,138        3,795,269
  Deferred income taxes.....................................        37,318           31,744
  Other liabilities.........................................        10,847           14,668
                                                                ----------       ----------
      Total long-term debt and other liabilities............     3,905,303        3,841,681
Minority interest...........................................       822,762          626,929
Shareholder's equity:
  Common stock, 1,001,000 shares authorized, 10,560 shares
    issued, $1.00 par value.................................            11               11
  Additional capital........................................       109,441          123,438
  Retained earnings.........................................       190,630          125,442
  Accumulated other comprehensive income....................            --            1,915
                                                                ----------       ----------
      Total shareholder's equity............................       300,082          250,806
                                                                ----------       ----------
      Total liabilities and shareholder's equity............    $6,189,449       $5,853,621
                                                                ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                        Accumulated
                                              Common Stock                                 Other           Total
                            Comprehensive   ----------------   Additional   Retained   Comprehensive   Shareholder's
                               Income       Shares   Dollars    Capital     Earnings   Income/(Loss)      Equity
(Amounts in thousands)      -------------   ------   -------   ----------   --------   -------------   -------------
Balance at May 1, 2002....                  10,560     $11      $128,050    $ 58,035     $   (169)       $185,927
Net income -- 2003
  (Restated)..............     $13,278          --      --            --      13,278           --          13,278
Other comprehensive income
  (loss), net of tax:
  Net change in fair value
    of cash flow hedges...      23,120          --      --            --          --       23,120          23,120
  Net hedging gains
    reclassified into
    earnings/spun-off.....     (22,834)         --      --            --          --      (22,834)        (22,834)
                               -------
Comprehensive income......     $13,564
                               =======
Dividends paid to
  preferred
  shareholders............                      --      --            --     (20,234)          --         (20,234)
                                            ------     ---      --------    --------     --------        --------
Balance at April 30, 2003
  (Restated)..............                  10,560      11       128,050      51,079          117         179,257
Net income -- 2004
  (Restated)..............     $79,422          --      --            --      79,422           --          79,422
Other comprehensive income
  (loss), net of tax:
  Net change in fair value
    of cash flow hedges...        (130)         --      --            --          --         (130)           (130)
  Net hedging losses
    reclassified into
    earnings..............       1,928          --      --            --          --        1,928           1,928
                               -------
Comprehensive income......     $81,220
                               =======
Dividends paid to
  preferred
  shareholders............                      --      --            --      (5,059)          --          (5,059)
Additional liability
  assumed.................                      --      --        (4,612)         --           --          (4,612)
                                            ------     ---      --------    --------     --------        --------
Balance at April 28, 2004
  (Restated)..............                  10,560      11       123,438     125,442        1,915         250,806
Net income -- 2005........     $65,188                                        65,188                       65,188
Other comprehensive income
  (loss), net of tax:
  Net change in fair value
    of cash flow hedges...      28,353                                                     28,353          28,353
  Net hedging gains
    reclassified into
    earnings..............     (30,268)                                                   (30,268)        (30,268)
                               -------
Comprehensive income......     $63,273
                               =======
Adjustment to original net
  assets contributed......                                       (13,997)                                 (13,997)
                                            ------     ---      --------    --------     --------        --------
Balance at April 27,
  2005....................                  10,560     $11      $109,441    $190,630     $     --        $300,082
                                            ======     ===      ========    ========     ========        ========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                       ------------------------------------------------
                                                                           Restated         Restated
                                                       April 27, 2005   April 28, 2004   April 30, 2003
                                                         (52 Weeks)       (52 Weeks)       (52 Weeks)
                                                       --------------   --------------   --------------
                                                                    (Dollars in thousands)
OPERATING ACTIVITIES:
Net income...........................................    $  65,188        $  79,422        $   13,278
Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation.......................................       58,515           58,197            68,927
  Amortization.......................................       14,825           13,677            11,613
  Deferred tax (benefit)/provision...................       (7,681)          18,013             5,362
  Minority interest..................................      249,362          299,428           301,206
  Currency loss......................................       51,186           21,176            65,002
  Asset impairment charge for an equity investment...       64,542               --                --
  Provision for transaction costs and
    restructuring....................................           --               --            16,472
  Deferred income....................................         (792)          (2,767)           (8,408)
  Other items, net...................................        2,115           (1,356)           24,266
  Changes in current assets and liabilities,
    excluding effects of acquisitions and
    divestitures:
    Receivables......................................       36,140           57,229           164,111
    Inventories......................................      (26,847)          24,344            44,395
    Due from/to related parties......................        7,005          (20,906)           63,269
    Prepaid expenses and other current assets........          774           (9,596)          (18,197)
    Accounts payable.................................       27,814           (3,307)            6,479
    Accrued liabilities..............................      (40,151)          18,223             8,772
    Income taxes.....................................       14,552             (940)          (31,748)
                                                         ---------        ---------        ----------
      Cash provided by operating activities..........      516,547          550,837           734,799
                                                         ---------        ---------        ----------
INVESTING ACTIVITIES:
  Capital expenditures...............................      (56,451)         (56,140)          (59,630)
  Proceeds from disposals of property, plant and
    equipment........................................        6,387            4,877             5,408
  Acquisitions, net of cash acquired.................      (84,265)         (61,298)               --
  Proceeds from divestitures.........................       18,606               --                --
  Sales of short-term investments....................      333,475           43,200                --
  Purchase of short-term investments.................     (293,475)         (83,200)               --
  Other items, net...................................        6,721              (73)           (1,006)
                                                         ---------        ---------        ----------
      Cash used for investing activities.............      (69,002)        (152,634)          (55,228)
                                                         ---------        ---------        ----------
FINANCING ACTIVITIES:
  Payments on long-term debt.........................     (404,984)          (8,286)         (651,136)
  Proceeds received from Heinz related to the
    spin-off of SKF Foods, net.......................           --               --         1,062,143
  Payments on commercial paper, net..................           --               --           (89,142)
  (Payments on)/proceeds from short-term debt with
    related parties, net.............................     (253,211)              91          (384,332)
  Distributions to minority partners.................      (53,529)        (157,176)         (412,924)
  Dividends on preferred shares......................           --           (5,059)          (20,234)
  Other items, net...................................       (2,262)              --             3,396
                                                         ---------        ---------        ----------
      Cash used for financing activities.............     (713,986)        (170,430)         (492,229)
                                                         ---------        ---------        ----------
Net (decrease)/increase in cash and cash
  equivalents........................................     (266,441)         227,773           187,342
  Cash and cash equivalents, beginning of year.......      422,039          194,266             6,924
                                                         ---------        ---------        ----------
  Cash and cash equivalents, end of year.............    $ 155,598        $ 422,039        $  194,266
                                                         =========        =========        ==========

   The accompanying notes are an integral part of these financial statements.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The domestic treasury and business operations of H.J. Heinz Company ("Heinz") are conducted by H.J. Heinz Finance Company and its wholly owned subsidiaries, and H.J. Heinz Company, L.P. ("Heinz LP"), which are collectively referred to as "Heinz Finance" (or "HFC"), in the accompanying notes. H.J. Heinz Finance Company has limited partnership interests in Heinz LP equal to approximately 40% of the capital of Heinz LP.

     Heinz LP owns or leases the operating assets involved in manufacturing throughout the United States and manages the business. Heinz LP has two classes of limited partnership interests, Class A and Class B, that are allocated varying income and cash distributions in accordance with the Heinz LP agreement. H.J. Heinz Finance Company, directly and through wholly-owned subsidiaries, owns the Class B interests. Heinz directly owns the Class A interests. Heinz Management Company, a wholly-owned subsidiary of Heinz, is the managing General Partner of Heinz LP and employs the salaried personnel of Heinz's domestic operations. Under the partnership agreement, H.J. Heinz Finance Company has the power to control the General Partner through majority membership on Heinz LP's management board. The minority interest amounts on the April 27, 2005 and April 28, 2004 balance sheets represent the Class A and General Partner's limited partnership interest in Heinz LP, and have been adjusted for the minority partners' share of income and cash distributions.

     For all Heinz financial reporting and disclosure purposes, H. J. Heinz Finance Company and its subsidiaries (including Heinz LP) are treated as fully consolidated subsidiaries. All of the assets, liabilities, results of operations and cash flows of these entities are included in the Heinz consolidated financial statements. All of the intercompany transactions and accounts are eliminated within the Heinz consolidated financial statements. The preferred shares issued by H.J. Heinz Finance Company are reported in the Heinz consolidated financial statements as long-term debt at April 27, 2005 and April 28, 2004.

2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     HFC has restated its consolidated balance sheets as of April 28, 2004 and April 30, 2003, and the consolidated statements of income, shareholder's equity and cash flows for the years ended April 28, 2004 and April 30, 2003. These restatement adjustments have no impact on the consolidated financial statements of Heinz. Furthermore, these adjustments have no impact on the operating income or cash flows from operations of HFC, and only affect the minority interest of Heinz in HFC. In addition, the restatement impacts HFC's first, second and third quarters of Fiscal 2005 and all interim periods in Fiscal 2004. The restated amounts for these quarters are presented in Note No. 17 -- "Quarterly Results (Unaudited)" below.

     The restatement is a result of the incorrect application of an intercompany royalty agreement between Heinz LP and Trademark Management Company ("TMC"), subsidiaries of H.J. Heinz Finance Company. This incorrect application of the intercompany agreement resulted in an understatement of net income for Heinz LP and an overstatement of the net income for TMC. Because both Heinz LP and TMC are within the HFC consolidation, such royalty is eliminated and has no impact on HFC's consolidated "income before income taxes and minority interest". However, minority interest, which represents Heinz's interest in Heinz LP, was understated. In addition, as a result of the overstatement of net income for TMC, the provision for income taxes was overstated.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents the impact of the restatement adjustments described above on the financial statements for all of the applicable periods:

                                         Fiscal year ended April 28, 2004   Fiscal year ended April 30, 2003
                                         --------------------------------   --------------------------------
                                          As Previously          As          As Previously          As
                                             Reported         Restated          Reported         Restated
(Dollars in thousands)                   ----------------   -------------   ----------------   -------------
STATEMENTS OF INCOME
  Income from continuing operations
     before income taxes and minority
     interest..........................     $  433,958       $  433,958        $  258,290       $  258,290
  Provision for income taxes...........         64,733           55,108            28,077           18,511
  Income from continuing operations
     before minority interest..........        369,225          378,850           230,213          239,779
  Minority interest....................       (272,324)        (299,428)         (176,004)        (203,188)
  Income from continuing operations....         96,901           79,422            54,209           36,591
  Net income...........................         96,901           79,422            30,896           13,278
BALANCE SHEETS
  Other accrued liabilities............         35,309           30,504            45,007           41,425
  Total current liabilities............      1,139,010        1,134,205           584,682          581,100
  Deferred income taxes................         46,130           31,744            14,511            8,527
  Total long-term debt and other
     liabilities.......................      3,856,067        3,841,681         4,001,635        3,995,651
  Minority interest....................        572,641          626,929           457,493          484,677
  Retained earnings....................        160,539          125,442            68,697           51,079
  Total shareholder's equity...........        285,903          250,806           196,875          179,257
STATEMENTS OF SHAREHOLDER'S EQUITY
  Comprehensive income.................         98,699           81,220            31,182           13,564
STATEMENTS OF CASH FLOWS
  Net income...........................         96,901           79,422            30,896           13,278
  Deferred tax provision/(benefit).....         26,415           18,013            (9,308)           5,362
  Minority interest....................        272,324          299,428           274,022          301,206
  Income taxes.........................            283             (940)           (7,512)         (31,748)
  Cash provided by operating
     activities........................        550,837          550,837           734,799          734,799

3.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     Heinz Finance operates on a 52- or 53-week fiscal year ending the Wednesday nearest April 30. Fiscal years for the financial statements included herein ended April 27, 2005, April 28, 2004, and April 30, 2003.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Heinz Finance, and entities in which Heinz Finance maintains a controlling financial interest. Control is generally determined based on the majority ownership of an entity's voting interests. In certain situations, control is based on participation in the majority of an entity's economic risks and rewards. Heinz Finance has no material investments in variable interest entities. Investments in certain companies over which Heinz Finance

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exerts significant influence, but does not control the financial and operating decisions, are accounted for as equity method investments. All intercompany accounts and transactions are eliminated. Certain prior-year amounts have been reclassified in order to conform with the Fiscal 2005 presentation.

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

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the estimated useful lives of the assets, which generally have the following ranges: buildings -- 40 years or less, machinery and equipment -- 15 years or less, computer software -- 3-5 years, and leasehold improvements -- over the life of the lease, not to exceed 15 years. Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the capacity or useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When property is retired or otherwise disposed, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income. Property, plant and equipment are reviewed for possible impairment when appropriate. Heinz Finance's impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds its future undiscounted cash flows. When an impairment is indicated, the asset is written down to its fair value.

  INTANGIBLES

     Intangible assets with finite useful lives are amortized on a straight-line basis over the estimated periods benefited, and are reviewed when appropriate for possible impairment, similar to property, plant and equipment. Goodwill and intangible assets with indefinite useful lives are not amortized. The carrying values of goodwill and other intangible assets with indefinite useful lives are tested at least annually for impairment.

  REVENUE RECOGNITION

     Heinz Finance recognizes revenue when title, ownership and risk of loss pass to the customer. This occurs upon delivery of the product to the customer. Customers do not have the right to return products unless damaged or defective. Revenue is recorded, net of sales incentives, and includes shipping and handling charges billed to customers. Shipping and handling costs are classified as part of cost of sales.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  MARKETING COSTS

     Heinz Finance promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenue based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising, consumer incentive and product placement expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

  INCOME TAXES

     Until July 6, 2001, Heinz Finance joined with Heinz in the filing of a consolidated U.S. income tax return and state income tax returns. After July 6, 2001, H.J. Heinz Finance Company began filing its own consolidated U.S. income tax return. U.S. tax expense for all periods prior to July 7, 2001, and state tax expense for all years includes the effect of certain tax sharing agreements Heinz Finance has with Heinz regarding these consolidated filings. Specifically, Heinz charged (refunded) Heinz Finance at the U.S. statutory rate for its actual taxable income (loss). In addition, Heinz charges Heinz Finance for its share of consolidated state tax expense based on Heinz Finance's share of the state allocation factors.

     Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  FINANCIAL INSTRUMENTS

     Heinz Finance's financial instruments consist primarily of cash and cash equivalents, short-term investments, short-term notes receivable from related parties, long-term notes receivable from related parties, short-term debt with related parties, long-term debt, swaps and forward contracts. The carrying values for Heinz Finance's financial instruments approximate fair value. As a policy, Heinz Finance does not engage in speculative or leveraged transactions, nor does Heinz Finance hold or issue financial instruments for trading purposes.

     Heinz Finance uses derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as part of ongoing business operations. Heinz Finance carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market data. Derivatives with scheduled maturities of less than one year are included in receivables or accounts payable, based on the instrument's fair value. Derivatives with scheduled maturities beyond one year are presented as a component of other non-current assets or other liabilities, based on the instrument's fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated financial statements of cash flows within operating activities as a component of other items, net.

     The $40 million of auction rate securities that the Company held as of April 28, 2004 have been reclassified from cash and cash equivalents to short-term investments in the consolidated balance sheets. Corresponding adjustments have also been made to the consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. The Company no longer owns auction rate securities as of April 27, 2005.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

5.  SPECIAL ITEMS

  ASSET IMPAIRMENTS

     Heinz Finance holds an equity investment in The Hain Celestial Group, Inc. ("Hain"), a natural, specialty and snack food company. Hain shares traded at less than 80% of Heinz Finance's carrying value since late January 2004. Due to the length of time and the amount that Hain stock traded below Heinz Finance's basis, Heinz Finance determined that the decline was other-than-temporary as defined by Accounting Principles Board Opinion No. 18 and as a result, recognized a $64.5 million non-cash impairment charge during the third quarter of Fiscal 2005. The charge reduced Heinz Finance's carrying value in Hain to fair market value as of January 26, 2005, with no resulting impact on cash flows. Heinz Finance currently owns approximately six million shares of Hain stock, with a book value of approximately $20.00 per share as of April 27, 2005. In the future, should the market value of Hain common stock decline and remain below current market value for a substantial time, Heinz Finance could be required to record additional writedowns of its investment in Hain.

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

     In accordance with accounting principles generally accepted in the United States of America, the operating results related to these businesses spun off to Del Monte have been treated as discontinued operations in Heinz Finance's consolidated statements of income. Net income from discontinued operations for the year ended April 27, 2005 was $4.7 million and reflects the favorable settlement of tax liabilities related to the businesses spun-off to Del Monte on December 20, 2002. The discontinued operations generated sales of $1,052.6 million and a net loss of $23.3 million (net of $13.8 million of a tax benefit) for Fiscal 2003.

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

     During Fiscal 2005, Heinz Finance utilized $5.0 million of severance and exit cost accruals related to reorganization costs. Amounts included in accounts payable to related parties and other accrued liabilities related to these initiatives totaled $5.0 million at April 28, 2004.

6.  ACQUISITIONS/DIVESTITURES

     Heinz Finance made one acquisition in Fiscal 2005 and one in Fiscal 2004 for total purchase prices of $84.3 million and $61.3 million, respectively, neither of which were significant. The Fiscal 2005 acquisition was Appetizers And, Inc., a manufacturer and marketer of high quality, frozen hors d'oeuvres sold primarily to the U.S. foodservice industry. The Fiscal 2004 acquisition was Truesoups LLC, a manufacturer and marketer of premium frozen soups designed primarily for the foodservice trade. There were no acquisitions in Fiscal 2003.

     All of the above acquisitions have been accounted for as purchases and, accordingly, the respective purchase prices have been allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward. There are no significant contingent payments, options or commitments associated with any of the acquisitions. Pro forma results of Heinz Finance, assuming all of the following acquisitions and divestitures had occurred at the beginning of each period presented, would not be materially different from the results reported.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective May 2, 2002, Heinz Finance adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. This standard also requires, at a minimum, an annual impairment assessment of the carrying value of goodwill and intangibles with indefinite useful lives. The reassessment of intangible assets, including the ongoing impact of amortization, and the assignment of goodwill to reporting units was completed during the first quarter of Fiscal 2003.

     Heinz Finance completed its transitional goodwill impairment tests during the second quarter of Fiscal 2003. No impairment issues were identified as a result of completing these transitional impairment tests.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The annual impairment tests are performed in the fourth quarter of each fiscal year unless events suggest an impairment may have occurred in the interim. No impairment charges were recognized in Fiscal 2005.

     Changes in the carrying amount of goodwill for the fiscal year ended April 27, 2005 by reportable segment are as follows:

                                                   North
                                                  American
                                                  Consumer      U.S.
                                                  Products   Foodservice     Total
(In thousands)                                    --------   -----------   ----------
Balance at April 28, 2004.......................  $845,484    $179,544     $1,025,028
Acquisitions....................................        --      52,008         52,008
Purchase accounting adjustments.................        --      (1,185)        (1,185)
Disposals.......................................    (2,548)         --         (2,548)
                                                  ========    ========     ==========
Balance at April 27, 2005.......................  $842,936    $230,367     $1,073,303
                                                  ========    ========     ==========

     During Fiscal 2005, Heinz Finance acquired a controlling interest in Appetizers And, Inc. Preliminary purchase price allocations have been recorded for this acquisition. Heinz Finance expects to finalize the purchase price allocations related to this acquisition during Fiscal 2006 upon completion of third-party valuation procedures.

     Trademarks and other intangible assets at April 27, 2005 and April 28, 2004, subject to amortization expense, are as follows:

                                 April 27, 2005                       April 28, 2004
                       ----------------------------------   ----------------------------------
                                  Accumulated                          Accumulated
                        Gross     Amortization     Net       Gross     Amortization     Net
(In thousands)         --------   ------------   --------   --------   ------------   --------
Trademarks...........  $ 36,403    $  (3,762)    $ 32,641   $ 39,103    $  (3,268)    $ 35,835
Licenses.............   208,186     (123,911)      84,275    208,186     (118,504)      89,682
Other................   111,829      (49,833)      61,996     95,708      (44,802)      50,906
                       --------    ---------     --------   --------    ---------     --------
                       $356,418    $(177,506)    $178,912   $342,997    $(166,574)    $176,423
                       ========    =========     ========   ========    =========     ========

     Amortization expense for trademarks and other intangible assets subject to amortization was $9.8 million, $9.6 million and $9.6 million for the fiscal years ended April 27, 2005, April 28, 2004, and April 30, 2003, respectively. Based upon the amortizable intangible assets recorded on the balance sheet as of April 27, 2005, amortization expense for each of the next five years is estimated to be approximately $10 million.

     Intangible assets not subject to amortization totaled $108.1 million and $103.1 million at April 27, 2005 and April 28, 2004, respectively, and consisted solely of trademarks.

8.  RELATED PARTY TRANSACTIONS

  EMPLOYEE COSTS

     Certain of Heinz's general and administrative expenses are allocated to Heinz Finance. These costs primarily include a management charge of all salaried employee costs from the Heinz Management Company. Total costs charged to Heinz Finance for these services, including discontinued operations, were $309.7 million, $265.7 million and $333.1 million in Fiscal 2005, 2004 and 2003, respectively. These costs are recorded as cost of products sold or SG&A expense in the accompanying consolidated statements of income depending on the nature of the cost. For the years ended April 27, 2005, April 28, 2004 and April 30, 2003, $55.8 million, $44.4 million and $52.9 million, respectively,

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

was recorded as costs of products sold and $253.9 million, $221.3 million and $280.2 million, respectively, as SG&A.

     Heinz charges Heinz Finance for its share of group health insurance costs for eligible company employees based upon location-specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages are also provided to Heinz Finance through Heinz's corporate programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on Heinz Finance's loss experience. Amounts charged to Heinz Finance for insurance costs, were $63.9 million, $65.4 million and $75.8 million for Fiscal 2005, 2004, 2003, respectively, and are recorded in SG&A expense in the accompanying consolidated statements of income.

     Pension costs and postretirement costs are also charged to Heinz Finance based upon eligible employees participating in the Plans and are included either in the management charge from Heinz Management Company discussed above or are recorded directly on Heinz LP (see Note 14).

  CASH MANAGEMENT

     Heinz Finance represents the treasury center for cash management and debt financing for all of Heinz's domestic operations. In addition, Heinz Finance enters into a number of short-term notes payable with foreign wholly-owned subsidiaries of Heinz. As a result of these cash management activities, Heinz Finance had $401.8 million and $104.6 million of net short-term notes receivable with related parties recorded on the consolidated balance sheets as of April 27, 2005 and April 28, 2004, respectively. In addition, at April 27, 2005 and April 28, 2004, long-term notes receivable from related parties includes $35.0 million related to a receivable from Heinz, which is classified as long-term given its maturity of May 2, 2007.

     An average interest rate of 2.2%, 1.2% and 2.1% was earned on total notes receivable from related parties resulting in $16.8 million, $5.7 million and $21.6 million of interest income for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003, respectively. In addition, an average interest rate of 1.8%, 1.9% and 2.8% was charged on total notes payable to related parties resulting in $10.1 million, $5.2 million and $9.9 million of interest expense for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003, respectively.

  PRODUCT SALES AND PURCHASES

     Heinz Finance sells and purchases products and services to and from other Heinz affiliates. The results of related party transactions are the $18.6 million and $19.7 million balances due from related parties as of April 27, 2005 and April 28, 2004, respectively, and the $85.8 million and $72.9 million balances for accounts payable to related parties as of April 27, 2005 and April 28, 2004, respectively. Product sales to related parties were $51.4 million, $46.7 million and $48.3 million in Fiscal 2005, 2004 and 2003, respectively, and purchases from related parties were $42.5 million, $33.6 million and $28.0 million in Fiscal 2005, 2004 and 2003, respectively.

  OTHER RELATED PARTY ITEMS

     Heinz Finance held $1.9 billion of non-voting, 6.5% cumulative non-participating preferred stock of PM Holding, Inc. ("PM Holding"), a subsidiary of Heinz. Heinz Finance's preferred stock investment in PM Holding was converted to a preferred stock investment in Heinz as a result of the merger of PM Holding with and into Heinz during the third quarter of Fiscal 2003. The dividends on the preferred stock amounted to $123.2 million, $123.2 million and $123.9 million for Fiscal 2005, 2004 and 2003, respectively. This preferred stock investment is recorded in the Investments in related parties balance on the consolidated balance sheets as of April 27, 2005 and April 28, 2004.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Heinz Finance incurred royalty expense of $187.6 million, $156.3 million and $159.5 million in Fiscal 2005, 2004 and 2003, respectively, to Promark Brands, Inc., a direct subsidiary of Heinz, for the use of certain trademarks. These royalties are recorded in the Royalty expense to related parties line on the consolidated statements of income.

     In addition, Heinz LP incurred royalty expense of $20.9 million, $20.2 million and $18.6 million in Fiscal 2005, 2004 and 2003, respectively, to TMC, a subsidiary of H.J. Heinz Finance Company. Because both Heinz LP and TMC are within the Heinz Finance consolidation, such royalty is eliminated and has no impact on Heinz Finance's consolidated income before income taxes and minority interest. However, this payment does impact the minority interest line on the statements of income, which represents the Class A and General Partners' share of Heinz LP's income.

9.  INCOME TAXES

     The following table summarizes the provision for U.S. federal and state taxes on income from continuing operations:

                                                                  2004         2003
                                                     2005      (Restated)   (Restated)
                                                  ----------   ----------   ----------
                                                             (In thousands)
Current:
  U.S. federal..................................   $42,525      $30,422      $ 8,988
  State.........................................     7,860        6,673        4,161
                                                   -------      -------      -------
                                                    50,385       37,095       13,149
Deferred:
  U.S. federal..................................    (7,586)      17,772        5,020
  State.........................................       (95)         241          342
                                                   -------      -------      -------
                                                    (7,681)      18,013        5,362
                                                   -------      -------      -------
     Total tax provision........................   $42,704      $55,108      $18,511
                                                   =======      =======      =======

     The differences between the U.S. federal statutory tax rate and Heinz Finance's consolidated effective tax rate from continuing operations are as follows:

                                                                  2004         2003
                                                     2005      (Restated)   (Restated)
                                                  ----------   ----------   ----------
U.S. federal statutory tax rate.................     35.0%        35.0%        35.0%
State income taxes (net of federal benefit).....      1.5          1.1          1.2
Nontaxable minority interest in Heinz LP........    (24.8)       (24.2)       (27.5)
Other nondeductible expense.....................      2.1          1.3          0.1
Other...........................................     (1.7)        (0.5)        (1.6)
                                                    -----        -----        -----
Effective tax rate..............................     12.1%        12.7%         7.2%
                                                    =====        =====        =====

     Heinz Finance's effective tax rate is significantly impacted by Heinz Finance's nontaxable minority interest in Heinz LP. The effective tax rate will fluctuate for Heinz Finance depending on the proportion of this nontaxable minority interest to total Heinz Finance income before tax. In Fiscal 2005 and 2004, the effective tax rate was unfavorably impacted by the nondeductible interest expense associated with Heinz Finance's mandatorily redeemable preferred shares.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax (assets) and deferred tax liabilities applicable to continuing operations recorded on the balance sheet as of April 27, 2005 and April 28, 2004 are as follows:

                                                                              2004
                                                                 2005      (Restated)
                                                              ----------   ----------
                                                                  (In thousands)
Depreciation/amortization...................................   $36,154      $ 34,142
Investment in limited partnership...........................       475        34,787
Other.......................................................       834         1,234
                                                               -------      --------
Deferred tax liabilities....................................    37,463        70,163
Currency losses.............................................        --       (33,449)
Other.......................................................    (2,170)         (919)
                                                               -------      --------
Deferred tax assets.........................................    (2,170)      (34,368)
                                                               -------      --------
Valuation allowance.........................................     1,203            --
                                                               -------      --------
Net deferred tax liabilities................................   $36,496      $ 35,795
                                                               =======      ========

     The Fiscal 2005 change in the valuation allowance is an increase of $1.2 million, due entirely to an increase in deferred tax assets related to state tax loss carryforwards. These state tax loss carryforwards, which arose primarily as a result of current year operations, expire between 2010 and 2025.

     In the second quarter of Fiscal 2005, a $14 million prior period adjustment was made to additional paid-in-capital and deferred tax accounts related to an adjustment to the original net assets contributed to Heinz LP on May 3, 2001.

     The American Jobs Creation Act provides a deduction calculated as a percentage of qualified income from manufacturing in the United States. The percentage increases from 3% to 9% over a 6 year period beginning with Heinz Finance's 2006 fiscal year. In December 2004, the FASB issued a new staff position providing for this deduction to be treated as a special deduction, as opposed to a tax rate reduction, in accordance with SFAS No. 109. The benefit of this deduction is not expected to have a material impact on Heinz Finance's effective tax rate in Fiscal 2006.

10.  DEBT AND PREFERRED STOCK

     In August 2004, Heinz and Heinz Finance amended their $600 million 364-Day Credit Agreement and their $1.5 billion Five-Year Credit Agreement by combining the agreements into a $2.0 billion Five-Year Credit Agreement, expiring August 2009. The Credit Agreement supports Heinz and Heinz Finance's commercial paper borrowings and the remarketable securities. As a result, these borrowings are classified as long-term debt based upon Heinz Finance's intent and ability to refinance these borrowings on a long-term basis.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Long-term debt was comprised of the following as of April 27, 2005 and April 28, 2004:

                                                                2005         2004
                                                             ----------   ----------
                                                             (Dollars in thousands)
5.00% Euro Notes due January 2005..........................  $       --   $  355,303
6.00% U.S. Dollar Notes due March 2008.....................     299,420      299,221
6.226% Heinz Finance Preferred Stock due July 2008.........     325,000      325,000
6.625% U.S. Dollar Notes due July 2011.....................     749,353      749,248
6.00% U.S. Dollar Notes due March 2012.....................     696,462      695,944
U.S. Dollar Remarketable Securities due November 2020......     800,000      800,000
6.375% U.S. Dollar Debentures due July 2028................     243,625      243,350
6.75% U.S. Dollar Notes due March 2032.....................     547,502      547,409
Other U.S. Dollar due May 2006 -- November 2034 (3.00-
  8.02%)...................................................       9,963       10,193
                                                             ----------   ----------
                                                              3,671,325    4,025,668
  SFAS 133 Hedge Accounting Adjustments (See Note 15)......     186,086      125,325
  Less portion due within one year.........................        (273)    (355,724)
                                                             ----------   ----------
     Total long-term debt..................................  $3,857,138   $3,795,269
                                                             ==========   ==========
Weighted-average interest rate on long-term debt, including
  the impact of applicable interest rate swaps.............        3.76%        3.33%
                                                             ==========   ==========

     In the third quarter of Fiscal 2005, Heinz Finance paid off E300 million of bonds ($404.7 million) which matured on January 5, 2005.

     The fair value of the debt obligations approximated the recorded value as of April 27, 2005 and April 28, 2004. Annual maturities of long-term debt during the next five fiscal years are $0.3 million in 2006, $0.2 million in 2007, $299.6 million in 2008, $325.2 million in 2009 and $0.2 million in 2010.

     As of April 27, 2005, Heinz and Heinz Finance had $800 million of remarketable securities due December 2020. These securities are subject to an annual remarketing on each December 1, and the interest rate is reset on such dates. If the securities are not remarketed, then Heinz and Heinz Finance are required to repurchase all of the securities at 100% of the principal amount plus accrued interest. On December 1, 2004, the securities were remarketed at a coupon of 6.189%.

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  MINORITY INTEREST

     The components of Heinz Finance's minority interest balance as of April 27, 2005, April 28, 2004 and April 30, 2003 are as follows:

                                                               (In thousands)
Balance as of May 1, 2002...................................    $ 1,758,476
Minority partners' share of Fiscal 2003 income (Restated)...        301,206
Additional liability assumption.............................         (1,667)
Distributions to minority partners -- Fiscal 2003...........       (412,924)
Spin-off of SKF Foods.......................................     (1,160,414)
                                                                -----------
Balance as of April 30, 2003 (Restated).....................        484,677
Minority partners' share of Fiscal 2004 income (Restated)...        299,428
Distributions to minority partners -- Fiscal 2004...........       (157,176)
                                                                -----------
Balance as of April 28, 2004 (Restated).....................        626,929
Minority partners' share of Fiscal 2005 income..............        249,362
Distributions to minority partners -- Fiscal 2005...........        (53,529)
                                                                -----------
Balance as of April 27, 2005................................    $   822,762
                                                                ===========

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash paid during the year for:

                                                      2005       2004        2003
                                                    --------   --------   ----------
                                                             (In thousands)
Interest expense..................................  $147,833   $136,595   $  201,054
                                                    ========   ========   ==========
Income taxes......................................  $ 31,421   $ 40,421   $   31,120
                                                    ========   ========   ==========
Details of acquisitions:
Fair value of assets..............................  $ 89,656   $ 67,201   $       --
Liabilities.......................................     5,068      5,903           --
                                                    --------   --------   ----------
Cash paid.........................................    84,588     61,298           --
Less cash acquired................................       323         --           --
                                                    --------   --------   ----------
Net cash paid for acquisitions....................  $ 84,265   $ 61,298   $       --
                                                    ========   ========   ==========
Noncash activities:
  Net assets spun-off.............................  $     --   $     --   $1,159,000
                                                    ========   ========   ==========

13.  MANAGEMENT INCENTIVE PLAN

     Heinz's management incentive plan covers officers and other key employees. Participants may elect to be paid on a current or deferred basis. The aggregate amount of all awards may not exceed certain limits in any year. All of Heinz Finance's compensation under the management incentive plan was recorded by Heinz Management Company and subsequently charged back to Heinz Finance (see Note 8).

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

     Heinz allocates costs for the defined benefit plans to Heinz Finance as determined by actuarial valuations. Heinz contributions to the defined contribution plans amount to a qualified age-related contribution, a matching of employee's contributions up to a specified amount, and for certain employees, supplemental contributions.

     The following (income) expense was included in Heinz Finance's statements of income:

                                                            2005     2004     2003
                                                           ------   ------   -------
                                                                (In thousands)
Defined Benefit Pension Plans............................  $1,777   $ (514)  $(1,667)
Defined Benefit Postretirement Medical...................  $9,958   $8,481   $ 7,102
Defined Contribution Plans...............................  $2,635   $2,732   $ 2,468

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

15.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Heinz Finance utilizes certain derivative financial instruments to manage its foreign currency and interest rate exposures.

  FOREIGN CURRENCY HEDGING

     Heinz Finance may hedge foreign currency cash flows associated with foreign-currency-denominated financial liabilities. Derivatives used to hedge foreign-currency-denominated borrowings that meet the criteria for hedge accounting are designated as cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings, in the same line item as the underlying hedged item.

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

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  HEDGE INEFFECTIVENESS

     Hedge ineffectiveness related to cash flow hedges, which is reported in current period earnings as other expenses, was not significant for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003.

  DEFERRED HEDGING GAINS AND LOSSES

     As of April 27, 2005, Heinz Finance is hedging forecasted transactions for periods not exceeding one year. There were no deferred gains or losses related to cash flow hedges at April 27, 2005. Net deferred gains reclassified to earnings because the hedged transaction was no longer expected to occur were not significant.

  OTHER ACTIVITIES

     Heinz Finance enters into certain derivative contracts in accordance with its risk management strategy that do not meet the criteria for hedge accounting. Although these derivatives do not qualify as hedges, they have the economic impact of largely mitigating foreign currency or interest rate exposures. These derivative financial instruments are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

     At April 27, 2005, Heinz Finance had outstanding currency exchange and interest rate derivative contracts with notional amounts of $515 million and $2.88 billion, respectively. At April 28, 2004, Heinz Finance had outstanding currency exchange and interest rate derivative contracts with notional amounts of $182 million and $3.68 billion, respectively. The fair value of derivative financial instruments was a net asset of $180 million, and $130 million at April 27, 2005 and April 28, 2004, respectively.

  CONCENTRATIONS OF CREDIT RISK

     Counterparties to currency exchange and interest rate derivatives consist of large major international financial institutions. Heinz Finance continually monitors its positions and the credit ratings of the counterparties involved and, by policy, limits the amount of credit exposure to any one party. While Heinz Finance may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. For Fiscal 2005, Wal-Mart Stores, Inc. represented more than 10% of Heinz Finance's sales. Heinz Finance closely monitors the credit risk associated with its customers and has never experienced significant losses.

16.  SEGMENT DATA

     The composition of segments and measure of segment profitability is consistent with that used by Heinz Finance's management.

     Descriptions of the Heinz Finance's reportable segments are as follows:

     - NORTH AMERICAN CONSUMER PRODUCTS -- This segment primarily manufactures, markets and sells ketchup, condiments, sauces, pasta meals and frozen potatoes, entrees, snacks and appetizers to the grocery channels in the United States of America.

     - U.S. FOODSERVICE -- This segment primarily manufactures, markets and sells branded and customized products to commercial and non-commercial food outlets and distributors in the United States of America including ketchup, condiments, sauces and frozen soups, desserts and appetizers.

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

     The following table presents information about Heinz Finance's reportable segments:

                          April 27, 2005   April 28, 2004   April 30, 2003   April 27, 2005   April 28, 2004   April 30, 2003
Fiscal Year Ended           (52 Weeks)       (52 Weeks)       (52 Weeks)       (52 Weeks)       (52 Weeks)       (52 Weeks)
-----------------         --------------   --------------   --------------   --------------   --------------   --------------
                                                                    (in thousands)
                                         Net External Sales                               Intersegment Revenues
                          ------------------------------------------------   ------------------------------------------------
North American Consumer
  Products..............    $1,905,035       $1,770,140       $1,830,993        $42,252          $42,646          $40,560
U.S. Foodservice........     1,526,369        1,443,951        1,331,342             --               --               --
Non-Operating(b)........            --               --               --        (42,252)         (42,646)         (40,560)
                            ----------       ----------       ----------        -------          -------          -------
Consolidated totals.....    $3,431,404       $3,214,091       $3,162,335        $    --          $    --          $    --
                            ==========       ==========       ==========        =======          =======          =======

                                Operating Income (Loss)(c)
                          ---------------------------------------
North American Consumer
  Products..............  $  338,798    $  306,784    $  241,294
U.S. Foodservice........     157,688       160,079       140,221
Non-Operating(b)........      (2,501)       (2,161)       (2,245)
                          ----------    ----------    ----------
Consolidated totals.....  $  493,985    $  464,702    $  379,270
                          ==========    ==========    ==========

                                     Depreciation and
                                   Amortization Expense                     Capital Expenditures(a)
                          ---------------------------------------   ---------------------------------------
Total...................  $   73,340    $   71,874    $   80,540      $56,451       $56,140       $59,630
                          ==========    ==========    ==========      =======       =======       =======

                                    Identifiable Assets
                          ---------------------------------------
Total North America.....  $4,736,719    $4,777,141    $4,604,259
Non-Operating(b)........   1,452,730     1,076,480       961,426
                          ----------    ----------    ----------
Consolidated totals.....  $6,189,449    $5,853,621    $5,565,685
                          ==========    ==========    ==========

---------------

(a)  Excludes property, plant and equipment obtained through acquisitions.

(b) Includes charges/assets not directly attributable to operating segments and intercompany eliminations.

(c) FISCAL YEAR ENDED APRIL 28, 2004: Includes costs to reduce overhead of the remaining businesses as follows: North American Consumer Products $4.8 million and U.S. Foodservice $3.9 million.

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

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Heinz Finance's revenues are generated via the sale of products in the following categories:

                                                        Fiscal Year Ended
                                         ------------------------------------------------
                                         April 27, 2005   April 28, 2004   April 30, 2003
              (Unaudited)                  (52 Weeks)       (52 Weeks)       (52 Weeks)
        (Dollars in thousands)           --------------   --------------   --------------
Ketchup, condiments and sauces.........    $1,842,018       $1,773,059       $1,672,299
Frozen foods...........................     1,504,229        1,351,003        1,375,161
Convenience meals......................        61,234           65,180           66,838
Other..................................        23,923           24,849           48,037
                                           ----------       ----------       ----------
Total..................................    $3,431,404       $3,214,091       $3,162,335
                                           ==========       ==========       ==========

17.  QUARTERLY RESULTS (UNAUDITED)

     As discussed in Note 2, the quarterly financial statements for the first, second and third quarters of the fiscal year ended April 27, 2005 and all interim periods for the fiscal year ended April 28, 2004 have been restated. The following tables present the impact of the restatement on the previously reported quarterly financial statements.

                                                                           2005
                           ----------------------------------------------------------------------------------------------------
                                    First                    Second                     Third              Fourth
                           -----------------------   -----------------------   -----------------------   ----------
                               As                        As                        As
                           Previously       As       Previously       As       Previously       As
                            Reported     Restated     Reported     Restated     Reported     Restated
                           ----------   ----------   ----------   ----------   ----------   ----------
STATEMENTS OF INCOME
 Sales...................  $  754,034   $  754,034   $  865,275   $  865,275   $  876,771   $  876,771   $  935,324
 Gross profit............     278,526      278,526      329,404      329,404      331,737      331,737      344,886
 Provision for income
   taxes.................      17,001       13,637       13,310       10,683        8,378        3,380       15,004
 Minority interest.......     (48,699)     (57,969)     (81,410)     (88,949)     (19,454)     (27,023)     (75,421)
 Income from continuing
   operations............      24,877       18,971       13,838        8,926        8,007        5,436       27,170
 Net income..............      24,877       18,971       13,838        8,926       12,692       10,121       27,170
BALANCE SHEETS
 Other accrued
   liabilities...........      59,480       53,140       34,626       28,439       28,231       25,587       46,253
 Total current
   liabilities...........   1,519,155    1,512,815    1,671,705    1,665,518      997,424      994,780    1,161,302
 Deferred income taxes...      41,961       25,746       76,490       57,495       76,023       48,487       37,318
 Total long-term debt and
   other liabilities.....   3,828,234    3,812,019    3,967,217    3,948,222    3,963,339    3,935,803    3,905,303
 Minority interest.......     621,340      684,898      702,750      773,847      700,646      779,322      822,762
 Retained earnings.......     185,416      144,413      199,254      153,339      211,946      163,460      190,630
 Total shareholder's
   equity................     310,423      269,420      309,417      263,502      322,029      273,543      300,082
STATEMENTS OF CASH FLOWS
 Net income..............      24,877       18,971       38,715       27,897       51,407       38,018       65,188
 Deferred tax
   (benefit)/provision...      (3,098)      (4,927)     (13,043)     (17,652)      63,409       50,259       (7,681)
 Minority interest.......      48,699       57,969      130,109      146,918      149,563      173,941      249,362
 Income taxes............      19,445       17,910       13,905       12,523      (60,693)     (58,532)      14,552
 Cash provided by
   operating
   activities............     190,945      190,945      193,909      193,909      265,497      265,497      516,547

                              2005
                           ----------
                             Total
                           ----------

STATEMENTS OF INCOME
 Sales...................  $3,431,404
 Gross profit............   1,284,553
 Provision for income
   taxes.................      42,704
 Minority interest.......    (249,362)
 Income from continuing
   operations............      60,503
 Net income..............      65,188
BALANCE SHEETS
 Other accrued
   liabilities...........      46,253
 Total current
   liabilities...........   1,161,302
 Deferred income taxes...      37,318
 Total long-term debt and
   other liabilities.....   3,905,303
 Minority interest.......     822,762
 Retained earnings.......     190,630
 Total shareholder's
   equity................     300,082
STATEMENTS OF CASH FLOWS
 Net income..............      65,188
 Deferred tax
   (benefit)/provision...      (7,681)
 Minority interest.......     249,362
 Income taxes............      14,552
 Cash provided by
   operating
   activities............     516,547

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                            2004
                          ---------------------------------------------------------------------------------------------------------
                                   First                      Second                     Third                      Fourth
                          ------------------------   ------------------------   ------------------------   ------------------------
                              As                         As                         As                         As
                          Previously                 Previously                 Previously                 Previously
                           Reported    As Restated    Reported    As Restated    Reported    As Restated    Reported    As Restated
                          ----------   -----------   ----------   -----------   ----------   -----------   ----------   -----------
STATEMENTS OF INCOME
 Sales..................  $  715,870   $  715,870    $  825,720   $  825,720    $  812,969   $  812,969    $  859,532   $  859,532
 Gross profit...........     262,273      262,273       303,180      303,180       296,953      296,953       301,025      301,025
 Provision for income
   taxes................      14,381       11,946        13,359       11,192         8,346        6,057        28,647       25,913
 Minority interest......     (51,669)     (58,549)      (81,901)     (88,011)      (76,302)     (82,747)      (62,452)     (70,121)
 Income from continuing
   operations...........      26,148       21,703        19,883       15,940        10,982        6,826        39,888       34,953
 Net income.............      26,148       21,703        19,883       15,940        10,982        6,826        39,888       34,953
BALANCE SHEETS
 Other non-current
   assets...............     368,088      368,088       394,181      394,181       424,269      426,033       352,002      352,002
 Total other non-
   current assets.......   3,576,689    3,576,689     3,605,536    3,605,536     3,630,052    3,631,816     3,586,835    3,586,835
 Total assets...........   5,730,790    5,730,790     5,946,010    5,946,010     6,059,432    6,061,196     5,853,621    5,853,621
 Other accrued
   liabilities..........      64,196       58,397        66,563       61,549        50,885       46,429        35,309       30,504
 Total current
   liabilities..........     638,385      632,586       708,317      703,303     1,062,731    1,058,275     1,139,010    1,134,205
 Deferred income taxes..      12,642        6,440        14,715        5,561        10,237           --        46,130       31,744
 Total long-term debt
   and other
   liabilities..........   4,038,845    4,032,643     4,408,119    4,398,965     4,079,720    4,069,483     3,856,067    3,841,681
 Minority interest......     509,162      543,226       591,063      631,237       667,365      713,984       572,641      626,929
 Retained earnings......      89,786       67,723       109,669       83,663       120,651       90,489       160,539      125,442
 Total shareholder's
   equity...............     219,398      197,335       238,511      212,505       249,616      219,454       285,903      250,806
 Total liabilities and
   shareholder's
   equity...............   5,730,790    5,730,790     5,946,010    5,946,010     6,059,432    6,061,196     5,853,621    5,853,621
STATEMENTS OF CASH FLOWS
 Net income.............      26,148       21,703        46,031       37,643        57,013       44,469        96,901       79,422
 Deferred tax
   provision/(benefit)..      11,708       11,490        (4,666)      (7,836)       (9,104)     (13,357)       26,415       18,013
 Minority interest......      51,669       58,549       133,570      146,560       209,872      229,307       272,324      299,428
 Other items, net.......      (5,205)      (5,205)       (7,001)      (7,001)       (9,117)     (10,881)       (1,356)      (1,356)
 Income taxes...........       1,959         (258)       30,708       29,276        22,931       22,057           283         (940)
 Cash provided by
   operating
   activities...........     207,811      207,811       226,563      226,563       305,207      305,207       550,837      550,837

                                    2004
                          ------------------------
                                   Total
                          ------------------------
                              As
                          Previously
                           Reported    As Restated
                          ----------   -----------
STATEMENTS OF INCOME
 Sales..................  $3,214,091   $3,214,091
 Gross profit...........   1,163,431    1,163,431
 Provision for income
   taxes................      64,733       55,108
 Minority interest......    (272,324)    (299,428)
 Income from continuing
   operations...........      96,901       79,422
 Net income.............      96,901       79,422
BALANCE SHEETS
 Other non-current
   assets...............     352,002      352,002
 Total other non-
   current assets.......   3,586,835    3,586,835
 Total assets...........   5,853,621    5,853,621
 Other accrued
   liabilities..........      35,309       30,504
 Total current
   liabilities..........   1,139,010    1,134,205
 Deferred income taxes..      46,130       31,744
 Total long-term debt
   and other
   liabilities..........   3,856,067    3,841,681
 Minority interest......     572,641      626,929
 Retained earnings......     160,539      125,442
 Total shareholder's
   equity...............     285,903      250,806
 Total liabilities and
   shareholder's
   equity...............   5,853,621    5,853,621
STATEMENTS OF CASH FLOWS
 Net income.............      96,901       79,422
 Deferred tax
   provision/(benefit)..      26,415       18,013
 Minority interest......     272,324      299,428
 Other items, net.......      (1,356)      (1,356)
 Income taxes...........         283         (940)
 Cash provided by
   operating
   activities...........     550,837      550,837

     The third quarter of Fiscal 2005 includes a $64.5 million non-cash impairment charge for Heinz Finance's equity investment in The Hain Celestial Group, Inc. ("Hain").

     The first quarter of Fiscal 2004 includes costs to reduce overhead of $2.5 million after tax.

     The fourth quarter of Fiscal 2004 includes costs to reduce overhead of $3.0 million after tax.

18.  COMMITMENTS AND CONTINGENCIES

  LEGAL MATTERS

     Certain suits and claims have been filed against Heinz Finance and have not been finally adjudicated. These suits and claims when finally concluded and determined, in the opinion of management, based upon the information that it presently possesses, will not have a material adverse effect on Heinz Finance's consolidated financial position, results of operations or liquidity.

  LEASE COMMITMENTS

     Operating lease rentals for warehouses, production and office facilities and equipment amounted to $17.9 million in 2005, $23.3 million in 2004 and $20.5 million in 2003. Future lease payments for noncancellable operating leases as of April 27, 2005 totaled $140.2 million (2006 -- $14.9 million,

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2007 -- $69.4 million, 2008 -- $7.3 million, 2009 -- $6.8 million, 2010 -- $5.6 million and thereafter -- $36.2 million).

     No significant credit guarantees existed between Heinz Finance and third parties as of April 27, 2005.

19.  ADVERTISING COSTS

     Advertising expenses (including production and communication costs) for Fiscal Years 2005, 2004 and 2003 were $119.2 million, $138.0 million and $183.9 million, respectively. For Fiscal Years 2005, 2004 and 2003, $88.7 million, $99.6 million and $108.0 million, respectively, were recorded as a reduction of revenue and $30.5 million, $38.4 million and $75.9 million, respectively, were recorded as a component of SG&A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     HFC's management, with the participation of HFC's President and Chief Financial Officer, evaluated the effectiveness of HFC's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that HFC's disclosure controls and procedures as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by HFC in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and
(ii) accumulated and communicated to our management including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Changes in Internal Controls over Financial Reporting

     A change in HFC's internal control over financial reporting, which occurred during HFC's most recent fiscal quarter, has materially affected HFC's internal control over financial reporting. HFC changed its internal control by enhancing the process for determining and applying its intercompany royalty agreements. The change led to a restatement that resulted from the incorrect application of certain aspects of an intercompany royalty agreement between Heinz LP and Trademark Management Company ("TMC"), subsidiaries of H. J. Heinz Finance Company. This incorrect application of the intercompany agreement resulted in an understatement of net income for Heinz LP and an overstatement of the net income for TMC. Because both Heinz LP and TMC are within the HFC consolidation, such royalty is eliminated and has no impact on HFC's consolidated "income before income taxes and minority interest" or cash flows from operations. However, minority interest expense was understated. The minority interest represents Heinz's interest in Heinz LP. These adjustments have no impact on the consolidated financial statements of Heinz.

ITEM 9B. OTHER INFORMATION.

     There is nothing to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See table in Part 1. Our code of ethics, which is applicable to all employees including the principal executive, principal financial and principal accounting officers, is available on Heinz's website (www.heinz.com).

ITEM 11. EXECUTIVE COMPENSATION.

  Compensation of Directors

     We paid fees to our Independent Director for his service as a director. The Independent Director is entitled to receive annual compensation of $3,500 plus reimbursement of expenses for attendance at each meeting of the Board of Directors. We do not pay fees to the other directors who are not the Independent Director.

  Executive Compensation

     The following table sets forth information concerning the total compensation paid to our named executive officers for the periods set forth below for services to Heinz and Heinz Finance.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                              --------------------------------------------
                                                                                         Awards(1)               Payouts
                                                                              -------------------------------   ----------
                                         Annual Compensation                                     Securities
                          -------------------------------------------------     Restricted       Underlying     Long-term
Name and Principal                                          Other Annual           Stock         Options(3)     Incentive
Position                  Year   Salary($)   Bonus($)    Compensation($)(1)   Awards(2)(3)($)   (No. Awarded)   Payouts($)
------------------        ----   ---------   ---------   ------------------   ---------------   -------------   ----------
L.A. Cullo, Jr. ........  2005    211,252      86,069              --               49,105           2,750         -0 -
 President of Heinz       2004    203,752     126,061              --              112,880          32,368         -0 -
 Finance; Vice            2003    169,096     168,822              --              107,660          13,319         -0 -
 President -- Treasurer
 of Heinz
W.R. Johnson............  2005   1,050,000   1,900,000         77,948              772,759         294,363         -0 -
 Chairman, President      2004   1,050,000   2,040,000             --            3,400,000         400,000         -0 -
 and CEO of Heinz         2003   1,050,000   1,530,000         69,106            3,214,766         388,483         -0 -
J.P. Berger.............  2005    444,433     224,625              --            1,134,528          37,000         -0 -
 Executive Vice
 President of Heinz
D.C. Moran..............  2005    443,417     469,488              --              513,920          37,000         -0 -
 Senior Vice
 President of Heinz
J. Jimenez..............  2005    533,333     298,314              --              230,402          60,000         -0 -
 Executive Vice           2004    520,000     390,000              --              734,060         128,571         -0 -
 President of Heinz       2003    495,833     360,000              --              783,220          97,121         -0 -
A.B. Winkleblack........  2005    481,667     332,688              --              191,452          51,000         -0 -
 Vice President and       2004    465,000     495,000              --              468,860         155,238         -0 -
 Chief Financial          2003    435,000     305,000              --              831,351          58,272         -0 -
 Officer of Heinz
 Finance; Executive Vice
 President and CFO of
 Heinz


Name and Principal            All Other
Position                  Compensation(4)($)
------------------        ------------------
L.A. Cullo, Jr. ........        43,206
 President of Heinz             38,054
 Finance; Vice                  25,750
 President -- Treasurer
 of Heinz
W.R. Johnson............       482,397
 Chairman, President           393,363
 and CEO of Heinz              283,987
J.P. Berger.............       103,989
 Executive Vice
 President of Heinz
D.C. Moran..............        71,149
 Senior Vice
 President of Heinz
J. Jimenez..............        81,769
 Executive Vice                 75,472
 President of Heinz             74,874
A.B. Winkleblack........       167,248
 Vice President and             84,504
 Chief Financial                91,922
 Officer of Heinz
 Finance; Executive Vice
 President and CFO of
 Heinz

---------------

(1) In accordance with SEC rules, disclosure of perquisites and other personal benefits is omitted if the aggregate amount of such compensation for an executive is the lesser of $50,000 or 10% of the total annual salary and bonus for the given year. Perquisites and other personal benefits include personal use of Heinz-owned aircraft, financial counseling, allowance for a Heinz automobile, parking, and club dues. For fiscal year 2005, Mr. Johnson reimbursed Heinz for its aggregate incremental cost related to his personal airplane use. Aggregate incremental cost includes fuel, landing fees, airport taxes and fees, customs fees and in-flight food. Pursuant to SEC rules, each perquisite exceeding 25% of the aggregate amount of Other Annual Compensation reported must be disclosed. For Mr. Johnson, this includes $27,816 for financial counseling.

(2) Amounts reflect grants of restricted stock units in fiscal years 2003, 2004, and 2005 including a grant in lieu of a portion of such officer's cash bonus for fiscal year 2003 and, in the case of Mr. Cullo and Mr. Berger, for fiscal year 2005. The total number of all units awarded in such grants and their aggregate value as of April 27, 2005 were as follows: Mr. Cullo, 1,325, $48,853; Mr. Johnson, 219,309, $8,085,923; Mr. Berger, 50,130,
    $1,848,293; Mr. Moran, 23,815, $878,059; Mr. Jimenez, 51,980, $1,916,503;
    and Mr. Winkleblack, 44,036, $1,623,607. The restricted stock units vest in five years, subject to earlier vesting upon the attainment of certain predetermined specific financial objectives, except in the cases of Mr. Berger, whose grant of restricted stock units in lieu of a portion of his cash bonus for fiscal year 2005 vested on June 3, 2005 upon achieving specified performance objectives, and Mr. Moran, whose grant of a one-time retention award vests in five years. Executive officers of Heinz are required to automatically defer receipt of any restricted stock units until termination of employment, or in some cases as required by the

    Internal Revenue Code, six months after separation of service. Dividend equivalents are paid on the restricted stock units at the same rate as paid on the Heinz's common stock.

(3) All option awards and those restricted stock unit awards made prior to the spin-off of certain businesses to Del-Monte Corporation on December 20, 2002 have been adjusted to reflect the stock distribution made in connection with such spin-off.

(4) Includes for fiscal year 2005 for Messrs. Cullo, Johnson, Berger, Moran, Jimenez, and Winkleblack, respectively, the following: (i) amounts contributed by Heinz under Heinz's retirement plans, $35,542, $359,250, $55,253, $69,000, $73,833, and $92,758; (ii) amounts paid by Heinz to executives for payment of premiums allocable to executive life insurance provided by Heinz, $7,664, $101,822, $38,103, $2,149, $7,936, and $9,485(see
    description of bonus life insurance program under the Executive Estate Life Insurance Program heading); and (iii) the portion of interest accrued (but not currently paid or payable) on deferred compensation above 120% of the applicable federal long-term rate, $0, $21,265,$10,633, $0, $0, and $0.

                   OPTION GRANTS BY HEINZ IN FISCAL YEAR 2005

                                                                                         Grant Date
                                                  Individual Grants                         Value
                                -----------------------------------------------------   -------------
                                Number of
                                  Shares       Percent of
                                Underlying        Total
                                 Options     Options Granted   Exercise                  Grant Date
                                 Granted      to Employees       Price     Expiration   Present Value
Name                              (#)(1)     in Fiscal Year    ($/Share)      Date         ($)(2)
----                            ----------   ---------------   ---------   ----------   -------------
L. A. Cullo, Jr. .............     2,750            .17          37.06      5/19/14          25,713
W. R. Johnson.................   294,363          18.54          37.06      5/19/14       2,752,294
J. P. Berger..................    37,000           2.33          37.06      5/19/14         345,950
D. C. Moran...................    37,000           2.33          37.06      5/19/14         345,950
J. Jimenez....................    60,000           3.78          37.06      5/19/14         561,000
A. B. Winkleblack.............    51,000           3.21          37.06      5/19/14         476,850

---------------

(1) All options were granted in May 2004, pursuant to the terms of Heinz's stock option plans and have identical terms. All options vest in 25% annual increments commencing on May 19, 2005, the first anniversary of the grant date.

(2) The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the option grants reflected in the above table include the following: (i) exercise price for the options ($37.06) equal to the fair market value of the underlying Heinz common stock on the date of grant; (ii) expected option term of 7.9 years; (iii) dividend yield of 2.95%; (iv) risk-free interest rate of 4.39%; and (v) volatility of 25.42%. The ultimate values of the options will depend on the future market price of Heinz's common stock, which cannot be forecasted with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Heinz's common stock over the exercise price on the date the option is exercised.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 2005 AND
FISCAL YEAR-END OPTION/SAR VALUE(1)

                                                      Number of Securities          Value of Unexercised
                                                     Underlying Unexercised             In-the-Money
                                                          Options/SARs             Options/SARs at Fiscal
                         Shares                        at Fiscal Year-End              Year-End($)(2)
                       Acquired on      Value      ---------------------------   ---------------------------
Name                   Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                   -----------   -----------   -----------   -------------   -----------   -------------
L. A. Cullo, Jr. ....     2,200        27,828          61,925         40,345        125,037        133,677
W. R. Johnson........         0             0       2,597,389      1,648,817      6,742,137      2,727,858
J. P. Berger.........         0             0         416,383        181,745      1,582,694        310,217
D. C. Moran..........         0             0         301,666        132,280        390,889        330,717
J. Jimenez...........         0             0         559,368        253,550        671,460        743,466
A. B. Winkleblack....         0             0         149,804        225,701        187,769        614,177

---------------

(1) All options are denominated in shares of Heinz.

(2) All options granted prior to December 20, 2002 were adjusted to reflect the stock distribution resulting from the spin-off of certain businesses to Del Monte Corporation on that date.

(3) The "Value of Unexercised In-the-Money Options at Fiscal Year-End" is calculated based on the difference in options with exercise prices less than the closing price of Heinz stock on April 27, 2005 ($36.87), compared to the grant date exercise price, times the number of options.

              LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

                                                                     Estimated Future Payouts Under Non-
                                                                           Stock Price-Based Plans
                                                  Performance or    -------------------------------------
                             Number of Shares,     Other Period
                              Units, or Other    Until Maturation   Threshold      Target       Maximum
Name                             Rights(#)          or Payout          ($)          ($)           ($)
----                         -----------------   ----------------   ---------    ----------   -----------
L. A. Cullo................          1                2 years           0          124,800       280,800
W. R. Johnson..............          1                2 years           0        5,760,000    12,960,000
J. P. Berger...............          1                2 years           0          925,000     2,081,250
D. Moran...................          1                2 years           0          750,000     1,687,500
J. Jimenez.................          1                2 years           0        1,150,000     2,587,500
A. B. Winkleblack..........          1                2 years           0        1,075,000     2,418,750

PERFORMANCE UNIT AWARDS UNDER LONG-TERM INCENTIVE PROGRAM

     In order to further link the compensation of executives with the interests of shareholders, in Fiscal 2005 Heinz granted performance awards as permitted in the Fiscal Year 2003 Stock Incentive Plan, subject to achievement of performance goals, restrictions and conditions specified in advance by the Management Development and Compensation Committee of Heinz (the "Committee"). These new performance awards are tied to Heinz financial measures and are expected to replace a large portion of stock options and restricted stock units beginning in Fiscal Year 2005. For the performance period from April 29, 2004 through May 3, 2006, the measures are established by the Committee based on the compound annual growth rate of net income ("NI") and sales growth amounts.

     Awards are payable at the end of the 2-year performance period based upon Heinz's achieving the NI and sales growth targets. Once the minimum NI goal is met, the amount of any award is dependent upon the level of sales growth of Heinz for the performance period. If Heinz meets or exceeds the peer group median with regard to NI over the performance period and generates at least flat sales, the Committee may, in its discretion, authorize payment of up to 50% of any target award to participants excluding the Chief Executive Officer of Heinz. In addition, if Heinz does not remain in or above the third quartile when comparing its performance to that of its peer group companies on a relative total shareholder return basis, the Committee will exercise its discretion to reduce payouts for named executive officers.

     If earned, 50% of the payout on the performance award will be made in cash and 50% will be made in stock valued at the fair market value of Heinz common stock as of the date of the payout. However, if the executive has met applicable stock ownership guidelines, the performance award may be paid in cash. Mr. Johnson has met the applicable stock ownership guideline as published by the Committee. Nevertheless, the Committee determined on the grant date of the award that Mr. Johnson's performance award, if earned, will be paid half in cash and half in stock. For, Mr. Berger, Mr. Moran, Mr. Jimenez, Mr. Winkleblack, and Mr. Johnson, any stock received as partial payout on the performance award will be deferred until the retirement or termination of employment or until the executive is no longer a named executive officer of Heinz.

RETIREMENT BENEFITS

     Most full-time salaried employees in the United States who were hired before January 1, 1993 are entitled to retirement benefits from Plan A of the H.
J. Heinz Company Employees' Retirement System ("Plan A"). Benefits are based on credited service and five-year average eligible compensation through December 31, 1992, the date on which Plan A was frozen. Since January 1, 1993, retirement benefits have been provided by Heinz through an age-related contribution account within the Employees Retirement and Savings Plan and the Employees Retirement and Savings Excess Plan.

     Heinz has a Supplemental Executive Retirement Plan (the "SERP"), which provides additional retirement benefits for eligible executives, including the named executive officers in the Summary

Compensation Table. The SERP was adopted in order to attract and retain executives, and to compensate them for reductions in benefits due to limitations imposed by the Internal Revenue Code. Benefits under the SERP are paid as a single lump sum cash payment upon retirement at age 55 or later, after at least 5 years of service.

     Effective May 1, 2004, the Board of Directors of Heinz amended the SERP to provide future service benefits under a cash balance plan. Under the cash balance plan formula, a participant receives monthly pay credits based on the participant's annual bonus category; each of the named executive officers of Heinz receives a pay credit of 8% of eligible compensation. The accumulated credits earn 5% interest, compounded monthly.

     For service prior to May 1, 2004, participants receive a payment equal to the product of a service-related multiple, frozen as of May 1, 2004, and the participant's final average eligible compensation during the highest five of the ten years immediately prior to retirement. This product is reduced by (i) the lump sum value of the Plan A benefit (if any), and (ii) the value of the participant's Age-Related Company Contribution Account under the Employees Retirement and Savings Plan and the Employees Retirement and Savings Excess Plan.

     In addition to benefits under the SERP, Mr. Johnson receives benefits under an enhancement to the SERP that the Board of Directors approved on May 6, 2002. This enhancement provides for an additional benefit equal to 3.85% of final average earnings for each additional year of service after the date of the SERP enhancement. This benefit is subject to a maximum enhancement of 26.95% at 7 additional years of service. The enhancement is further limited to a total benefit equivalent to an annual annuity (from all of the Company's retirement arrangements) of 60% of final average earnings at retirement on or after the age of 60 (excluding any value received from equity awards and long-term incentives).

     This enhanced benefit fully vests on May 6, 2007, subject to Mr. Johnson's continued employment. If Mr. Johnson is involuntarily terminated from his position for a reason other than for cause, the benefit will fully vest as of the date of his termination.

     The following table entitled "U.S. Retirement Plans" shows the estimated retirement benefit for each of the named executive officers from all sources described above, stated as an annual pension equivalent beginning at age 65. The estimates assume that each executive works until age 65, and that eligible compensation under the SERP, the executive's base salary, annual bonus, and restricted stock units received in lieu of cash bonus, remain constant at Fiscal Year 2005 amounts.

                             U.S. RETIREMENT PLANS

                                                              Estimated Annual Annuity
                                                               Starting at Age 65 ($)
                                                              ------------------------
L. A. Cullo................................................            174,840
W. R. Johnson..............................................          1,890,000
J. Berger..................................................            375,546
D. Moran...................................................            350,850
J. Jimenez.................................................            515,027
A. B. Winkleblack..........................................            363,211

EXECUTIVE ESTATE LIFE INSURANCE PROGRAM

     In December 2001, Heinz adopted an executive estate life insurance program ("EELIP") for certain eligible executives. Under the EELIP, in 2001 and 2002, eligible executives, including two of the named executive officers, relinquished compensation in exchange for Heinz's funding of a split-dollar life insurance policy purchased by the executive's family trust ("EELIP Loans"). Each of the EELIP Loans was subject to vesting, and Heinz will automatically be repaid the amount of the EELIP

Loans plus interest thereon from the proceeds of the policy after the participant's and/or participant's spouse's death, as applicable. In March 2003, the EELIP was amended to eliminate the EELIP loan feature and convert the split-dollar life insurance program into a bonus life insurance program.

     Heinz has outstanding EELIP Loans to Messrs. Johnson and Berger, executive officers of Heinz. These EELIP Loans to Messrs. Johnson and Berger fully vested on or before September 2003, accrue interest at the annual rate of 4.99% and 4.6%, respectively, and, consistent with the EELIP, will be automatically repaid to Heinz upon payment under the related life insurance policy. As of April 27, 2005, the total due to Heinz plus accrued interest under these EELIP Loans were $5,738,293 and $507,370 from Messrs. Johnson and Berger.

     The above-referenced EELIP Loans which will be automatically repaid, with interest, to Heinz upon payment under the policy, are permitted to remain outstanding under the Sarbanes-Oxley Act of 2002, so long as their terms are not materially modified.

SEVERANCE ARRANGEMENTS AND SPECIAL RESTRICTED STOCK UNIT AWARDS

     Heinz maintains severance agreements with its executive officers and certain other key executives. If an executive's employment is terminated involuntarily other than for cause, or voluntarily for good reason, within two years after a change in control of Heinz, the agreements provide for the lifting of restrictions on outstanding incentive awards, continuation of medical, life insurance and disability coverage for a three-year period, and a lump sum payment equal to three times the sum of the annual salary and bonus, including restricted stock units granted in lieu of a portion of the cash bonus opportunity (as determined under the severance agreements), of the executive plus a benefit determined by taking into account an additional three years of age and service for purposes of calculating retirement benefits. The agreements also provide that Heinz will reimburse the executive for the impact of excise taxes, if any, which may be imposed under the Internal Revenue Code with respect to certain payments contingent on a change in control. Recently, the Management Development and Compensation Committee of the Board of Directors of Heinz approved the grant of severance agreements to an expanded group of key executives of Heinz, including Mr. Cullo.

     Heinz has, on occasion, made restricted stock unit awards intended to facilitate retention of key employees or constitute performance awards for exceptional service to the business. Such awards have contained provisions including either accelerated vesting in the case of special performance awards, or vesting on the fifth year anniversary of the grant without the possibility of earlier vesting in the case of special retention awards. As noted in the Summary Compensation Table, Mr. Berger received an award of 26,364 restricted stock units in lieu of a portion of his cash bonus for fiscal year 2005, which vested upon the attainment of certain predetermined financial objectives relative to his business unit on June 3, 2005. Additionally, as reflected in the Summary Compensation Table, Heinz approved a grant of 10,000 restricted stock units in fiscal year 2005 to Mr. Moran as a special retention award, which will vest in five years from the date of grant. These restricted stock units will be forfeited in the event Mr. Moran leaves the employ of Heinz before the vesting date by reason of voluntary termination, involuntary termination with or without cause, or retirement. Executive officers are required to automatically defer receipt of any restricted stock units until termination of employment, or in some cases as required by the Internal Revenue Code, six months after separation of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth all equity securities of Heinz beneficially owned as of May 31, 2005 by each director and executive officer named in the Summary Compensation Table, and all directors, director nominees and executive officers as a group, being eight in number. No named executive officer or director holds equity securities of Heinz Finance.

                                                           Shares of Heinz
                                                            Common Stock     Percent of
Name                                                       Owned(1)(2)(3)     Class(4)
----                                                       ---------------   ----------
Jeffrey P. Berger........................................       520,608           --
Leonard A. Cullo, Jr. ...................................        74,205           --
Joseph Jimenez...........................................       642,436           --
William R. Johnson.......................................     3,203,162           --
Edward J. McMenamin......................................       204,717           --
David C. Moran...........................................       322,837           --
Andrew Stidd.............................................             0           --
Arthur B. Winkleblack....................................       189,877           --
All directors, director nominees and executive officers
  as a group.............................................     5,157,842           --

---------------

(1) Shares listed in this column include all shares in which the named individuals and all directors and executive officers as a group have a present beneficial economic interest, and also include all shares allocated to the accounts of the named individuals and all directors and executive officers as a group under Heinz's Employees Retirement and Savings Plan (L.A. Cullo, 4,088; W.R. Johnson, 80,218; J.P. Berger, 26,275; D.C. Moran,
    161; J. Jimenez, 12,244; A.B. Winkleblack, 2,403; E.J. McMenamin, 13,917; and A. Stidd, 0). Each person has both sole voting and sole investment power with respect to the shares listed unless otherwise indicated.

(2) Shares listed include shares subject to stock options granted under Heinz's stock option plans and exercisable within 60 days following May 31, 2005 (L.A. Cullo, 62,613; W.R. Johnson, 2,670,980; J.P. Berger, 425,633; D.C.
    Moran, 310,916; J. Jimenez, 574,369; A.B. Winkleblack, 162,554; E.J.
    McMenamin, 168,860; and A. Stidd, 0).

(3) Shares listed include restricted stock units for Mr. Berger, whose grant of restricted stock units in lieu of a portion of his cash bonus for fiscal year 2005 vested on June 3, 2005 upon achieving specified performance objectives.

(4) Percentages of less than 1 percent are omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Heinz Finance and Heinz have entered into agreements that provide for financial support, administrative and other services, reimbursement for employee services and intellectual property. This section describes those material agreements between Heinz Finance and Heinz.

  Operational Agreements

     Heinz Finance entered into a services agreement with Heinz pursuant to which Heinz provides certain accounting, legal, tax and other support services and facilities to us. Under the services agreement, we reimburse Heinz for services provided by Heinz thereunder. In addition, some of the officers and employees of Heinz Finance are officers or employees of Heinz or its affiliates. In particular, Heinz Management Company employs the salaried people who conduct the business of Heinz LP, the largest subsidiary of Heinz Finance, and the costs and expenses of those employees are reimbursed by Heinz LP. If any individual provides more than de minimis services to both Heinz and Heinz Finance, the compensation of that individual will be apportioned between the two groups on terms no less favorable to us than we could obtain from unaffiliated entities. We pay a royalty to Promark Brands, Inc., for use of trademarks historically used in Heinz's U.S. business.

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

  Other Agreements

     For further information regarding related party transactions, see Note 8 of Heinz Finance's consolidated financial statements for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003 included in this Form 10-K.

ITEM 14. PRINCIPAL AUDITOR FEES AND SERVICES.

     PricewaterhouseCoopers LLP has been the independent accounting firm and has audited the financial statements of Heinz Finance since Fiscal 2002.

     The aggregate fees billed for each of the past two fiscal years are set forth below:

                                                              FISCAL YEAR   FISCAL YEAR
                                                                 2005          2004
                                                              -----------   -----------
Audit Fees..................................................   $201,960      $184,033
Audit-Related Fees..........................................   $     --      $     --
Tax Services................................................   $144,450      $150,000
All other services..........................................   $     --      $     --
                                                               --------      --------
Total Fees..................................................   $346,410      $334,033
                                                               ========      ========

     The audit fees relate to professional services rendered for the audit and review of the consolidated financial statements of Heinz Finance, the issuance of comfort letters and consents, and assistance with the review of documents filed with the SEC. The tax services fees relate to tax compliance in connection with the preparation of the partnership tax returns.

     Heinz Finance's Board of Directors adopted a revised policy effective since Fiscal 2004 which prohibits Heinz Finance from entering into non-audit related consulting agreements for services considered to have an impact on independence, and for all services prohibited by the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission regulations. The policy also contains procedures requiring Heinz Finance's Board of Directors' pre-approval of all audit and permitted non-audit services provided by the external auditors.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  The following financial statements and report are filed as part of this report under
        Item 8 -- "Financial Statements and Supplementary Data":
             Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP dated July 25,
             2005, on Heinz Finance's consolidated financial statements and financial statement schedule filed as a part hereof for the fiscal years ended April 27, 2005, April 28, 2004 and April 30, 2003
             Consolidated Statements of Income for the fiscal years ended April 27, 2005, April 28, 2004 and
             April 30, 2003
             Consolidated Balance Sheets as of April 27, 2005 and April 28, 2004
             Consolidated Statements of Shareholder's Equity for the fiscal years ended April 27, 2005, April 28,
             2004 and April 30, 2003
             Consolidated Statements of Cash Flows for the fiscal years ended April 27, 2005, April 28, 2004, and
             April 30, 2003
             Notes to Consolidated Financial Statements
   (2)  The following report and schedule is filed herewith as a part hereof:
             Schedule II (Valuation and Qualifying Accounts and Reserves) for the three fiscal years ended April
             27, 2005, April 28, 2004 and April 30, 2003
        All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto filed as part of this report.

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

                    (b)       The Indenture between Heinz and Bank One, National Association dated
                              November 6, 2000, is incorporated herein by reference to Exhibit 4 to
                              Heinz's Quarterly Report on Form 10-Q for the nine months ended January
                              31, 2001.
                              (i)         The Supplement dated May 3, 2001 among Heinz, Heinz Finance and Bank One, National Association to the Indenture is
                                          incorporated herein by reference to Exhibit 4(b)(i) of
                                          Heinz's Annual Report on Form 10-K for the fiscal year ended
                                          May 2, 2001.
                              (ii)        The second Supplement dated November 15, 2002 among Heinz,
                                          Heinz Finance and Bank One, National Association to the
                                          Indenture is incorporated by reference to Exhibit 4 of Heinz
                                          Finance's Quarterly Report on Form 10-Q for the nine months ended January 29, 2003.
                              (iii)       The third Supplement dated November 10, 2004 among Heinz,
                                          Heinz Finance and Bank One, National Association is
                                          incorporated by reference to Exhibit 4 of Heinz Finance's
                                          Quarterly Report on Form 10-Q for the nine months ended
                                          January 26, 2005.
                              (iv)        The fourth Supplement dated November 24, 2004 among Heinz,
                                          Heinz Finance and Bank One, National Association is
                                          incorporated herein by reference to Exhibit 4 of Heinz
                                          Finance's Quarterly Report on Form 10-Q for the nine months ended January 26, 2005.
                    (c)       The Indenture among Heinz, Heinz Finance and Bank One, National
                              Association dated as of July 6, 2001 relating to Heinz Finance's
                              $750,000,000 6.625% Guaranteed Notes due 2011, $700,000,000 6.00%
                              Guaranteed Notes due 2012 and $550,000,000 6.75% Guaranteed Notes due
                              2032 is incorporated herein by reference to Heinz's Annual Report on
                              Form 10-K for the fiscal year ended May 1, 2002.
                    (d)       The Certificate of Designations, Preferences and Rights of Voting
                              Cumulative Preferred Stock, Series A of Heinz Finance is incorporated herein by reference to Exhibit 4 of Heinz's Quarterly Report on Form
                              10-Q for the three months ended August 1, 2001.
          10        (a)       Liquidity Agreement dated as of June 26, 2001 between Heinz and Heinz
                              Finance is incorporated herein by reference to Exhibit 10.1 of Heinz
                              Finance's Registration Statement on Form S-4 (Reg. 333-85064).
                    (b)       Administrative Services Agreement dated as of May 1, 2001 between Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.2 of
                              Heinz Finance's Registration Statement on Form S-4 (Reg. 333-85064).
                    (c)       Guarantee Facility Letter Agreement dated May 3, 2001 to Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of Heinz
                              Finance's Registration Statement on Form S-4 (Reg. 333-85064).
                    (d)       Third Amended and Restated Partnership Agreement of H. J. Heinz Company,
                              L.P. is incorporated herein by reference to Exhibit 10.6 of Heinz
                              Finance's Registration Statement on Amendment No. 2 to Form S-4 (Reg.
                              333-85064).
                              (i)         First Amendment to Third Amended and Restated Partnership
                                          Agreement incorporated herein by reference to Exhibit 10(a)
                                          to H.J. Heinz Company's Quarterly Report on Form 10-Q for
                                          the period ended January 28, 2004.
                              (ii)        Second Amendment to Third Amended and Restated Partnership
                                          Agreement incorporated herein by reference to Exhibit 10(b)
                                          to H.J. Heinz Company's Quarterly Report On Form 10-Q for
                                          the period ended January 28, 2004.

                              (iii)       Third Amendment to Third Amended and Restated Partnership
                                          Agreement.
                    (e)       Management contracts and compensatory plans:
                              (i)         1986 Deferred Compensation Program for H. J. Heinz Company
                                          and affiliated companies, as amended and restated in its
                                          entirety effective December 6, 1995, is incorporated herein by reference to Exhibit 10(c)(i) to H. J. Heinz Company's
                                          Annual Report on Form 10-K for the fiscal year ended May 1,
                                          1995.
                              (ii)        H. J. Heinz Company 1990 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                          Proxy Statement dated August 3, 1990.
                              (iii)       H. J. Heinz Company 1994 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                          Proxy Statement dated August 5, 1994.
                              (iv)        H. J. Heinz Company Supplemental Executive Retirement Plan,
                                          as amended, is incorporated herein by reference to Exhibit
                                          10(c)(ix) to H. J. Heinz Company's Annual Report on Form
                                          10-K for the fiscal year ended April 28, 1993.
                              (v)         H. J. Heinz Company Executive Deferred Compensation Plan (as
                                          amended and restated on December 27, 2001) is incorporated herein by reference to Exhibit 10(a)(vii) of H. J. Heinz
                                          Company's Annual Report on Form 10-K for the fiscal year
                                          ended May 1, 2002.
                              (vi)        H. J. Heinz Company Incentive Compensation Plan is
                                          incorporated herein by reference to Appendix B to H. J.
                                          Heinz Company's Proxy Statement dated August 5, 1994.
                              (vii)       H. J. Heinz Company Stock Compensation Plan for Non-
                                          Employee Directors is incorporated herein by reference to
                                          Appendix A to H. J. Heinz Company's Proxy Statement dated
                                          August 3, 1995.
                              (viii)      H. J. Heinz Company 1996 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                          Proxy Statement dated August 2, 1996.
                              (ix)        H. J. Heinz Company Deferred Compensation Plan for Directors
                                          is incorporated herein by reference to Exhibit 10(a)(xiii)
                                          to H. J. Heinz Company's Annual Report on Form 10-K for the
                                          fiscal year ended April 29, 1998.
                              (x)         H. J. Heinz Company Global Stock Purchase Plan is
                                          incorporated herein by reference to Appendix A to H. J.
                                          Heinz Company's Proxy Statement dated August 3, 1999.
                              (xi)        Form of Severance Protection Agreement is incorporated
                                          herein by reference to Exhibit 10(a)(xiv) to H. J. Heinz
                                          Company's Annual Report on Form 10-K for the fiscal year
                                          ended May 3, 2000.
                              (xii)       H. J. Heinz Company 2000 Stock Option Plan is incorporated herein by reference to Appendix A to H. J. Heinz Company's
                                          Proxy Statement dated August 4, 2000.
                              (xiii)      H. J. Heinz Company Executive Estate Life Insurance Program
                                          is incorporated herein by reference to Exhibit 10(a)(xv) to
                                          H. J. Heinz Company's Annual Report on Form 10-K for the
                                          fiscal year ended May 1, 2002.
                              (xiv)       H. J. Heinz Company Restricted Stock Recognition Plan for
                                          Salaried Employees is incorporated herein by reference to
                                          Exhibit 10(a)(xiv) to H. J. Heinz Company's Annual Report on
                                          Form 10-K for the fiscal year ended May 1, 2002.

                              (xv)        H. J. Heinz Company Fiscal Year 2003 Stock Incentive Plan is
                                          incorporated herein by reference to H. J. Heinz Company's
                                          Proxy Statement dated August 2, 2002.
                              (xvi)       H. J. Heinz Company Senior Executive Incentive Compensation
                                          Plan is incorporated herein by reference to H. J. Heinz
                                          Company's Proxy Statement dated August 2, 2002.
                              (xvii)      Form of First Amendment to Severance Protection Agreement is
                                          incorporated herein by reference to Exhibit 10(a)(xxi) to H.
                                          J. Heinz Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003.
                              (xviii)     Deferred Compensation Plan for Non-Employee Directors of H.
                                          J. Heinz Company (as amended and restated effective January
                                          1, 2004) is incorporated herein by reference to H. J. Heinz
                                          Company's Quarterly Report on Form 10-Q for the three months ended January 28, 2004.
                              (xix)       Form of Stock Option Award and Agreement for U.S. Employees
                                          is incorporated herein by reference to Exhibit 10 (a) to the
                                          H. J. Heinz Company's Quarterly Report on Form 10-Q for the
                                          quarterly period ended January 26, 2005.
                              (xx)        Form of Stock Option Award and Agreement for U.S. Employees
                                          Based in the U.K. on International Assignment is
                                          incorporated herein by reference to Exhibit 10 (a) to H. J.
                                          Heinz Company's Quarterly Report on Form 10-Q for the
                                          quarterly period ended January 26, 2005.
                              (xxi)       Form of Restricted Stock Unit Award and Agreement for U.S.
                                          Employees is incorporated herein by reference to Exhibit 10
                                          (a) to H. J. Heinz Company's Quarterly Report on Form 10-Q
                                          for the quarterly period ended January 26, 2005.
                              (xxii)      Form of Restricted Stock Unit Award and Agreement for
                                          Non-U.S. Based Employees is incorporated herein by reference to Exhibit 10 (a) to H. J. Heinz Company's Quarterly Report
                                          on Form 10-Q for the quarterly period ended January 26,
                                          2005.
                              (xxiii)     Form of Five-Year Restricted Stock Unit Retention Award and
                                          Agreement for U.S. Employees is incorporated herein by
                                          reference to Exhibit 10 (a) to H. J. Heinz Company's
                                          Quarterly Report on Form 10-Q for the quarterly period ended
                                          January 26, 2005.
                              (xxiv)      Form of Five-Year Restricted Stock Unit Retention Award and
                                          Agreement for Non-U.S. Based Employees is incorporated
                                          herein by reference to Exhibit 10 (a) to H. J. Heinz
                                          Company's Quarterly Report on Form 10-Q for the quarterly
                                          period ended January 26, 2005.
                              (xxv)       Form of Three-Year Restricted Stock Unit Retention Award and
                                          Agreement for U.S. Employees is incorporated herein by
                                          reference to Exhibit 10 (a) to H. J. Heinz Company's
                                          Quarterly Report on Form 10-Q for the quarterly period ended
                                          January 26, 2005.
                              (xxvi)      Form of Three-Year Restricted Stock Unit Retention Award and
                                          Agreement for Non-U.S. Based Employees is incorporated
                                          herein by reference to Exhibit 10 (a) to H. J. Heinz
                                          Company's Quarterly Report on Form 10-Q for the quarterly
                                          period ended January 26, 2005.

                              (xxvii)     Form of Performance Unit Award Agreement is incorporated
                                          herein by reference to Exhibit 10 (a) to H. J. Heinz
                                          Company's Quarterly Report on Form 10-Q for the quarterly
                                          period ended January 26, 2005.
                              (xxviii)    Director and Named Officer Compensation.
                              (xxix)      Jeffrey P. Berger Restricted Stock Unit Award and Agreement
                                          dated November 9, 2004 is incorporated herein by reference to Exhibit 10 (a) of H. J. Heinz Company's Annual Report on
                                          Form 10- K for the fiscal year ended April 27, 2005.
                              (xxx)       Form of Fiscal Year 2006 Restricted Stock Unit Award and
                                          Agreement for U.S. Employees is incorporated herein by
                                          reference to Exhibit 10 (a) of H. J. Heinz Company's Annual
                                          Report on Form 10- K for the fiscal year ended April 27,
                                          2005.
                              (xxxi)      Form of Fiscal Year 2006 Restricted Stock Unit Award and
                                          Agreement for non-U.S. based Employees is incorporated
                                          herein by reference to Exhibit 10 (a) of H. J. Heinz
                                          Company's Annual Report on Form 10- K for the fiscal year
                                          ended April 27, 2005.
                              (xxxii)     Amendment Number One to the H. J. Heinz Company Fiscal Year
                                          2003 Incentive Plan is incorporated herein by reference to
                                          Exhibit 10 (a) of H. J. Heinz Company's Annual Report on
                                          Form 10- K for the fiscal year ended April 27, 2005.
                              (xxxiii)    Amendment Number One to the H. J. Heinz Company 2000 Stock
                                          Option Plan is incorporated herein by reference to Exhibit
                                          10 (a) of H. J. Heinz Company's Annual Report on Form 10-K
                                          for the fiscal year ended April 27, 2005.
                              (xxxiv)     Amendment Number One to the H. J. Heinz Company 1996 Stock
                                          Option Plan is incorporated herein by reference to Exhibit
                                          10 (a) of H. J. Heinz Company's Annual Report on Form 10-K
                                          for the fiscal year ended April 27, 2005.
                              (xxxv)      Form of Fiscal Year 2006 Severance Protection Agreement is
                                          incorporated herein by reference to Exhibit 10 (a) of H. J.
                                          Heinz Company's Annual Report on Form 10- K for the fiscal year ended April 27, 2005.
          12.       Computation of Ratios of Earnings to Fixed Charges.
          21.       Subsidiaries of the Registrant.
          24.       Powers-of-attorney of Heinz Finance's directors and officers.
          31(a)     Rule 13a-14(a)/15(d)-14(a) Certification by the President.
          31(b)     Rule 13a-14(a)/15(d)-14(a) Certification by Chief Financial Officer.
          32(a)     Certification by the President Relating to the Annual Report Containing Financial
                    Statements.
          32(b)     Certification by the Chief Financial Officer Relating to the Annual Report
                    Containing Financial Statements.
          Copies of the exhibits listed above will be furnished upon request, subject to payment in advance of the cost of reproducing the exhibits requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2005.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on July 25, 2005.

                Signature                                            Capacity
                ---------                                            --------

        /s/ LEONARD A. CULLO, JR.                    Director and President
.........................................             (Principal Executive Officer)
          LEONARD A. CULLO, JR.

        /s/ ARTHUR B. WINKLEBLACK                    Director, Vice President and
.........................................             Chief Financial Officer
          ARTHUR B. WINKLEBLACK                      (Principal Financial Officer)

         /s/ EDWARD J. MCMENAMIN                     Director, Vice President and
.........................................             Chief Accounting Officer
           EDWARD J. MCMENAMIN                       (Principal Accounting Officer)

Andrew L. Stidd                  Director            By: /s/  LEONARD A. CULLO, JR.
                                                         -------------------------------------
                                                         LEONARD A. CULLO, JR.
                                                         Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, other than the Annual Report for the fiscal year ended April 28, 2004 on Form 10-K, was sent to security holders.

                                                                     SCHEDULE II

                  H. J. HEINZ FINANCE COMPANY AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      FISCAL YEARS ENDED APRIL 27, 2005, APRIL 28, 2004 AND APRIL 30, 2003
                             (THOUSANDS OF DOLLARS)

                                                                    Additions
                                                              ---------------------
                                                 Balance at   Charged to   Charged                 Balance at
                                                 beginning    costs and    to other                  end of
Description                                      of period     expenses    accounts   Deductions     period
-----------                                      ----------   ----------   --------   ----------   ----------
Fiscal year ended April 27, 2005:
      Receivables..............................    $2,013       $1,320       $36        $3,229       $  140
                                                   ======       ======       ===        ======       ======
Fiscal year ended April 28, 2004:
      Receivables..............................    $6,274       $3,436       $--        $7,697       $2,013
                                                   ======       ======       ===        ======       ======
Fiscal year ended April 30, 2003:
      Receivables..............................    $2,546       $5,816       $--        $2,088(1)    $6,274
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

            3(i)   Heinz Finance's Certificate of Incorporation is
            incorporated herein by reference to Exhibit 3.1 to Heinz
                   Finance's Registration Statement on Amendment No. 2
                   to Form S-4 (Reg. 333-85064).
            3(ii)   Heinz Finance's By-Laws are incorporated herein by
            reference to Exhibit 3.2 to Heinz Finance's Registration
                    Statement on Form S-4 (Reg. 333-85064).
            4.      Except as set forth below, there are no instruments
            with respect to long-term debt of Heinz Finance that involve indebtedness or securities authorized thereunder
                    exceeding 10 percent of the total assets of Heinz
                    Finance on a consolidated basis. Heinz Finance
                    agrees to file a copy of any instrument or agreement
                    defining the rights of holders of long-term debt of
                    Heinz Finance upon request of the Securities and
                    Exchange Commission.
              (a)  The Indenture between Heinz and The First National
            Bank of Chicago dated as of July 15, 1992 is incorporated
                   herein by reference to Exhibit 4(a) to Heinz's
                   Registration Statement on Form S-3 (Reg. No.
                   333-48017) and the supplements to such Indenture are
                   incorporated herein by reference to Heinz's Form 8-Ks
                   dated March 25, 1998 and July 16, 1998 relating to
                   Heinz's $300,000,000 6% Notes due 2008 and
                   $250,000,000 6.375% Debentures due 2028,
                   respectively.
                (i)    The Supplement dated May 3, 2001 among Heinz,
            Heinz Finance and Bank One, National Association to the
                       Indenture is incorporated herein by reference to
                       Exhibit 4(a)(i) of Heinz's Form 10-K for the
                       fiscal year ended May 2, 2001.
              (b)  The Indenture between Heinz and Bank One, National
            Association dated November 6 2000, is incorporated herein by reference to Exhibit 4 to Heinz's Quarterly Report on
                   Form 10-Q for the nine months ended January 31, 2001.
                (i)    The Supplement dated May 3, 2001 among Heinz,
            Heinz Finance and Bank One, National Association to the
                       Indenture is incorporated herein by reference to
                       Exhibit 4(b)(i) of Heinz's Annual Report on Form
                       10-K for the fiscal year ended May 2, 2001.
                (ii)    The second Supplement dated November 15, 2002
            among Heinz, Heinz Finance and Bank One, National
                        Association to the Indenture is incorporated by
                        reference to Exhibit 4 of Heinz Finance's
                        Quarterly Report on Form 10-Q for the nine
                        months ended January 29, 2003.
                (iii)   The third Supplement dated November 10, 2004
            among Heinz, Heinz Finance and Bank One, National
                        Association to the Indenture is incorporated by
                        reference to Exhibit 4 of Heinz Finance's
                        Quarterly Report on Form 10-Q for the nine
                        months ended January 26, 2005.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
                (iv)   The fourth Supplement dated November 24, 2004
            among Heinz, Heinz Finance and Bank One, National
                       Association to the Indenture is incorporated by
                       reference to Exhibit 4 of Heinz Finance's
                       Quarterly Report on Form 10-Q for the nine months
                       ended January 26, 2005.
              (c)  The Indenture among Heinz, Heinz Finance and Bank
            One, National Association dated as of July 6, 2001 Relating to Heinz Finance's $750,000,000 6.625% Guaranteed
                   Notes due 2011, $700,000,000 6.00% Guaranteed Notes
                   due 2012 and $550,000,000 6.75% Guaranteed Notes due
                   2032 is incorporated herein by reference to Heinz's
                   Annual Report on Form 10-k for the fiscal year ended
                   May 1, 2000.
              (d)  The Certificate of Designations, Preferences and
            Rights of Voting Cumulative Preferred Stock, Series A of
                   Heinz Finance is incorporated herein by reference to
                   Exhibit 4 of Heinz's Quarterly Report on Form 10-Q
                   for the three months ended August 1, 2001.
  10(a)       Liquidity Agreement dated as of June 26, 2001 between
            Heinz and Heinz Finance is incorporated herein by reference to Exhibit 10.1 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (b)       Administrative Services Agreement dated as of May 1, 2001
            between Heinz and Heinz Finance is incorporated herein by
              reference to Exhibit 10.2 of Heinz Finance's Registration
              Statement on Form S-4 (Reg. 333-85064)
    (c)       Guarantee Facility Letter Agreement dated May 3, 2001 to
            Heinz Finance from Heinz is incorporated herein by reference to Exhibit 10.3 of Heinz Finance's Registration Statement
              on Form S-4 (Reg. 333-85064).
    (d)       Third Amended and Restated Partnership Agreement of H. J.
            Heinz Company, L.P. is incorporated herein by reference to
              Exhibit 10.6 of Heinz Finance's Registration Statement on
              Amendment No. 2 to Form S-4 (Reg. 333-85064).
              (i)     First Amendment to Third Amended and Restated
            Partnership Agreement incorporated herein by reference to
                      Exhibit 10(a) to H. J. Heinz Company's Quarterly
                      Report on Form 10-Q for the period ended January
                      28, 2004.
              (ii)     Second Amendment to Third Amended and Restated
            Partnership Agreement incorporated herein by reference to
                       Exhibit 10(b) to H. J. Heinz Company's Quarterly
                       Report On Form 10-Q for the period ended January
                       28, 2004.
              (iii)   Third Amendment to Third Amended and Restated L.P.
                      Agreement.
    (e)       Management contracts and compensatory plans:
              (i)     1986 Deferred Compensation Program for H. J. Heinz
            Company and affiliated companies, as amended and restated in its entirety effective December 6, 1995, is
                      incorporated herein by reference to Exhibit
                      10(c)(i) to H. J. Heinz Company's Annual Report on
                      Form 10-K for the fiscal year ended May 1, 1995.
              (ii)    H. J. Heinz Company 1990 Stock Option Plan is
            incorporated herein by reference to Appendix A to H. J.
                      Heinz Company's Proxy Statement dated August 3,
                      1990.
              (iii)   H. J. Heinz Company 1994 Stock Option Plan is
            incorporated herein by reference to Appendix A to H. J.
                      Heinz Company's Proxy Statement dated August 5,
                      1994.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (iv)   H. J. Heinz Company Supplemental Executive
            Retirement Plan, as amended, is incorporated herein by
                     reference to Exhibit 10(c)(ix) to H. J. Heinz
                     Company's Annual Report on Form 10-K for the fiscal
                     year ended April 28, 1993.
              (v)    H. J. Heinz Company Executive Deferred Compensation
            Plan (as amended and restated on December 27, 2001) is
                     incorporated herein by reference to Exhibit
                     10(a)(vii) of H. J. Heinz Company's Annual Report
                     on Form 10-K for the fiscal year ended May 1, 2002.
              (vi)   H. J. Heinz Company Incentive Compensation Plan is
            incorporated herein by reference to Appendix B to H. J.
                     Heinz Company's Proxy Statement dated August 5,
                     1994.
              (vii)   H. J. Heinz Company Stock Compensation Plan for
            Non-Employee Directors is incorporated herein by reference to Appendix A to H. J. Heinz Company's Proxy
                      Statement dated August 3, 1995.
              (viii)  H. J. Heinz Company 1996 Stock Option Plan is
            incorporated herein by reference to Appendix A to H. J.
                      Heinz Company's Proxy Statement dated August 2,
                      1996.
              (ix)   H. J. Heinz Company Deferred Compensation Plan for
            Directors is incorporated herein by reference to Exhibit
                     10(a)(xiii) to H. J. Heinz Company's Annual Report
                     on Form 10-K for the fiscal year ended April 29,
                     1998.
              (x)    H. J. Heinz Company Global Stock Purchase Plan is
            incorporated herein by reference to Appendix A to H. J.
                     Heinz Company's Proxy Statement dated August 3,
                     1999.
              (xi)   Form of Severance Protection Agreement is
            incorporated herein by reference to Exhibit 10(a)(xiv) to H.
                     J. Heinz Company's Annual Report on Form 10-K for
                     the fiscal year ended May 3, 2000.
              (xii)   H. J. Heinz Company 2000 Stock Option Plan is
            incorporated herein by reference to Appendix A to H. J.
                      Heinz Company's Proxy Statement dated August 4,
                      2000.
              (xiii)  H. J. Heinz Company Executive Estate Life
            Insurance Program is incorporated herein by reference to
                      Exhibit 10(a)(xv) to H. J. Heinz Company's Annual
                      Report on Form 10-K for the fiscal year ended May
                      1, 2002.
              (xiv)  H. J. Heinz Company Restricted Stock Recognition
            Plan for Salaried Employees is incorporated herein by
                     reference to Exhibit 10(a)(xiv) to H. J. Heinz
                     Company's Annual Report on Form 10-K for the fiscal
                     year ended May 1, 2002.
              (xv)   H. J. Heinz Company Fiscal Year 2003 Stock
            Incentive Plan is incorporated herein by reference to H. J.
                     Heinz Company's Proxy Statement dated August 2,
                     2002.
              (xvi)  H. J. Heinz Company Senior Executive Incentive
            Compensation Plan is incorporated herein by reference to H.
                     J. Heinz Company's Proxy Statement dated August 2,
                     2002.
              (xvii)  Form of First Amendment to Severance Protection
            Agreement is incorporated herein by reference to Exhibit
                      10(a)(xxi) to H. J. Heinz Company's Annual Report
                      on Form 10-K for the fiscal year ended April 30,
                      2003.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (xviii)   Deferred Compensation Plan for Non-Employee
            Directors of H. J. Heinz Company (as amended and restated
                        effective January 1, 2004) is incorporated
                        herein by reference to H. J. Heinz Company's
                        Quarterly Report on Form 10-Q for the three
                        months ended January 28, 2004.
              (xix)     Form of Stock Option Award and Agreement for
            U.S. Employees is incorporated herein by reference to
                        Exhibit 10 (a) to H. J. Heinz Company's
                        Quarterly Report on Form 10-Q for the quarterly
                        period ended January 26, 2005.
              (xx)     Form of Stock Option Award and Agreement for U.S.
            Employees Based in the U.K. on International Assignment is
                       incorporated herein by reference to Exhibit 10
                       (a) to H. J. Heinz Company's Quarterly Report on
                       Form 10-Q for the quarterly period ended January
                       26, 2005.
              (xxi)     Form of Restricted Stock Unit Award and
            Agreement for U.S. Employees is incorporated herein by
                        reference to Exhibit 10 (a) to H. J. Heinz
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended January 26, 2005.
              (xxii)    Form of Restricted Stock Unit Award and
            Agreement for Non-U.S. Based Employees is incorporated
                        herein by reference to Exhibit 10 (a) to H. J.
                        Heinz Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended January 26, 2005.
              (xxiii)   Form of Five-Year Restricted Stock Unit
            Retention Award and Agreement for U.S. Employees is
                        incorporated herein by reference to Exhibit 10
                        (a) to H. J. Heinz Company's Quarterly Report on
                        Form 10-Q for the quarterly period ended January
                        26, 2005.
              (xxiv)   Form of Five-Year Restricted Stock Unit Retention
            Award and Agreement for Non-U.S. Based Employees is
                       incorporated herein by reference to Exhibit 10
                       (a) to H. J. Heinz Company's Quarterly Report on
                       Form 10-Q for the quarterly period ended January
                       26, 2005.
              (xxv)    Form of Three-Year Restricted Stock Unit
            Retention Award and Agreement for U.S. Employees is
                       incorporated herein by reference to Exhibit 10
                       (a) to H. J. Heinz Company's Quarterly Report on
                       Form 10-Q for the quarterly period ended January
                       26, 2005.
              (xxvi)   Form of Three-Year Restricted Stock Unit
            Retention Award and Agreement for Non-U.S. Based Employees
                       is incorporated herein by reference to Exhibit 10
                       (a) to H. J. Heinz Company's Quarterly Report on
                       Form 10-Q for the quarterly period ended January
                       26, 2005.
              (xxvii)   Form of Performance Unit Award Agreement is
            incorporated herein by reference to Exhibit 10 (a) to H. J.
                        Heinz Company's Quarterly Report on Form 10-Q
                        for the quarterly period ended January 26, 2005.
              (xxviii)  Director and Named Executive Officer
                        Compensation.
              (xxix)   Jeffrey P. Berger Restricted Stock Unit Award and
            Agreement dated November 9, 2004 is incorporated herein by reference to Exhibit 10 (a) of H. J. Heinz
                       Company's Annual Report on Form 10- K for the
                       fiscal year ended April 27, 2005.

                               DESCRIPTION OF EXHIBIT
            ------------------------------------------------------------
              (xxx)    Form of Fiscal Year 2006 Restricted Stock Unit
            Award and Agreement for U.S. Employees is incorporated
                       herein by reference to Exhibit 10 (a) of H. J.
                       Heinz Company's Annual Report on Form 10- K for
                       the fiscal year ended April 27, 2005.
              (xxxi)   Form of Fiscal Year 2006 Restricted Stock Unit
            Award and Agreement for non-U.S. based Employees is
                       incorporated herein by reference to Exhibit 10
                       (a) of H. J. Heinz Company's Annual Report on
                       Form 10- K for the fiscal year ended April 27,
                       2005.
              (xxxii)   Amendment Number One to the H. J. Heinz Company
            Fiscal Year 2003 Incentive Plan is incorporated herein by
                        reference to Exhibit 10 (a) of H. J. Heinz
                        Company's Annual Report on Form 10- K for the
                        fiscal year ended April 27, 2005.
              (xxxiii)  Amendment Number One to the H. J. Heinz Company
            2000 Stock Option Plan is incorporated herein by reference to Exhibit 10 (a) of H. J. Heinz Company's
                        Annual Report on Form 10- K for the fiscal year
                        ended April 27, 2005.
              (xxxiv)  Amendment Number One to the H. J. Heinz Company
            1996 Stock Option Plan is incorporated herein by reference to Exhibit 10 (a) of H. J. Heinz Company's Annual
                       Report on Form 10-K for the fiscal year ended
                       April 27, 2005.
              (xxxv) Form of Fiscal Year 2006 Severance Protection
            Agreement is incorporated herein by reference to Exhibit 10
                     (a) of H. J. Heinz Company's Annual Report on Form
                     10- K for the fiscal year ended April 27, 2005.
     12.      Computation of Ratios of Earnings to Fixed Charges.
     21.      Subsidiaries of the Registrant.
     24.      Powers-of-attorney of Heinz Finance's directors and
              officers.
     31(a)    Rule 13a-14(a)/15(d)-14(a) Certification by the President.
     31(b)    Rule 13a-14(a)/15(d)-14(a) Certification by Chief
              Financial Officer.
     32(a)    Certification by the President Relating to the Annual
            Report Containing Financial Statements.
     32(b)    Certification by the Chief Financial Officer Relating to
            the Annual Report Containing Financial Statements.